Form 10QSB
period 1996-03-31
MOUNTAINS WEST EXPLORATION INC
filed 1996-05-14
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996

                                        OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from_________________ to _________________

        Commission File Number: 0-9500

                         MOUNTAINS WEST EXPLORATION, INC
              (Exact name of small business issuer in its charter)

                  New Mexico                          85-0280415
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)


                         616 CENTRAL AVE. S.E. SUITE 230
                          ALBUQUERQUE, NEW MEXICO 87102
               (Address of principal executive offices) (Zip Code)

                                 (505) 243-4949
                          (Issuer's telephone number)

                                 Not Applicable
(Former names, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, par value $.001 per share, at May 10, 1996 was 36,566,220 shares.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]


PART  I

Item 1. FINANCIAL STATEMENTS

                        MOUNTAINS WEST EXPLORATION, INC.
                            CONDENSED BALANCE SHEET
                                   UNAUDITED
                                 March 31, 1996

ASSETS

Current assets
    Cash ....................................................       $   143,784
    Account receivable/prepaid expenses .....................             3,427
                                                                    -----------
          Total current assets ..............................           147,211
                                                                    -----------
Property and Equipment
    Office furniture and equipment, at cost .................            12,186
    Less accumulated depreciation ...........................            (7,985)
                                                                    -----------
          Net property and equipment ........................             4,201
                                                                    -----------
Oil and gas properties, using the successful
    efforts method (Note 3) .................................         2,226,289
Less accumulated depreciation, depletion
    and amortization ........................................           (13,254)
                                                                    -----------
          Net oil and gas properties ........................         2,213,035
                                                                    -----------
Other assets
    Term deposit account - restricted .......................            53,042
    Note receivable, officer ................................           100,000
    Mineral Interest ........................................            40,083
    Mineral Investment ......................................             4,495
                                                                    -----------
           Total other assets ...............................           197,620
                                                                    -----------
                                                                    $ 2,562,067
                                                                    ===========
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Advances ................................................       $     2,627
    Accounts Payable ........................................            16,004
    Accrued liabilities .....................................             1,832
    Due to affiliates .......................................         2,178,499
                                                                    -----------
           Total Current Liabilities ........................         2,198,962
                                                                    -----------
Shareholders' equity
    Common Stock, $.001 par value, authorized:
        50,000,00 shares; issued 36,635,720
        shares; outstanding, 36,566,220 shares ..............            36,636
    Capital in excess of par value ..........................         1,562,538
    Capital in excess of par value - warrants ...............            46,687
    Accumulated  deficit ....................................        (1,277,236)
    Treasury stock, at cost, 69,500 shares ..................            (5,520)
                                                                    -----------
           Total Stockholders Equity ........................           363,105
                                                                    -----------
                                                                    $ 2,562,067
                                                                    ===========

                 See accompanying notes to financial statements


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                  March 31, 1996  March 31, 1995

REVENUES
     Oil and Gas Sales ........................           3,680           2,004
     Interest in Sale of oil & Gas
          property ............................         170,000            --
                                                    -----------     -----------
                                                        173,680           2,004
                                                    -----------     -----------
EXPENSES
     Production costs .........................         106,096             645
     Exploration costs ........................            --                38
     Depreciation and depletion ...............           1,276             660
     Consulting ...............................            --               468
     General and administrative ...............          41,937          25,753
                                                    -----------     -----------
           Total expenses .....................         149,309          27,564
                                                    -----------     -----------
Earnings (loss) from operations ...............          24,371         (25,560)
                                                    -----------     -----------
Other income
     Interest income ..........................           2,063             872
                                                    -----------     -----------
           Total other income .................           2,063             872
                                                    -----------     -----------
Net earnings (loss) ...........................          26,434         (24,688)
                                                    ===========     ===========

Earnings (loss) per common share: .............            0.00            0.00
                                                    ===========     ===========
Weighted Average Number of Shares
      Outstanding (Note 2) ....................      36,575,231      36,635,720
                                                    ===========     ===========

                 See accompanying notes to financial statements


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                         March 31,     March 31,
                                                           1996          1995

Cash flows from operating activities
     Cash received from customers ..................    $ 173,680     $   2,004
     Cash paid to suppliers & employees ............     (146,752)      (27,048)
     Interest received .............................        2,063           872
                                                        ---------     ---------
       Net cash provided (used by)
         operating activities ......................       28,991       (24,172)
                                                        ---------     ---------
Cash flows from investing activities
     Acquisition of fixed assets ...................         --            (334)
     Proceeds from advances ........................       10,000          --
     Purchases related  to oil and
         gas  venture ..............................       (8,496)         --
                                                        ---------     ---------
       Net cash provided (used) by
         investing activities ......................        1,504          (334)
                                                        ---------     ---------

Cash  flows from financing activities
     Purchase of treasury stock ....................       (2,040)         --
                                                        ---------     ---------
       Net cash used by
         financing activities ......................       (2,040)         --
                                                        ---------     ---------

Net increase (decrease) in cash ....................       28,455       (24,506)

Cash at beginning of period ........................      115,329        44,755
                                                        ---------     ---------
Cash at end of period ..............................    $ 143,784     $  20,249
                                                        =========     =========

Reconciliation of net income (loss) to cash
  provided (used) by operating Activities
      Net earnings (loss) ..........................    $  26,434     $ (24,688)
      Adjustments
         Depreciation, depletion and
            amortization ...........................        1,276           660
         Decrease in prepaid expenses
            and accounts receivable ................          875          --
         Increase (decrease) in accounts
            payable and accrued liabilities ........          406          (144)
                                                        ---------     ---------
      Net Cash provided (used)
        by operating activities ....................    $  28,991     $ (24,172)
                                                        =========     =========


Noncash Investing and Financing Activities
- ------------------------------------------

     The Company was loaned $315,043 and $42,461 for the three month periods ended March 31, 1996 and 1995 , which was invested in its oil and gas property in Papua, New Guinea.

                 See accompanying notes to financial statements


                        MOUNTAINS WEST EXPLORATION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

1)  NOTES TO FINANCIAL STATEMENTS

The balance sheet at March 31, 1996 and statements of operations and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31,1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of operating results for the full year.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income or loss per common share has been computed based on the weighted average number of shares outstanding during the period. Stock options issued in 1991 have not been considered as their effect would be antidilutive.

3)  OIL AND GAS PROPERTIES

Capitalized costs using the successful efforts method related to the Company's oil and gas activities as of March 31, 1996 are as follows:

     Proved developed properties             $    14,779
     Proved shut - in property                 2,211,510
     Accumulated depreciation,
          depletion, amortization
          and valuation allowances               (13,254)
                                             -----------
     Net capitalized costs                   $ 2,213,035
                                             ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
- ---------------------

     During the quarter ended March 31, 1996, oil and gas sales were $3,680 Compared to $2,004 for the same period in the prior year. Additional production from its Colorado properties is expected to provide an increase in revenue beginning in the current quarter. Material increases in revenues are not anticipated by management to occur until the Company's New Guinea properties are placed in production, which is estimated to occur in the fall of 1997.

Changes in Financial Condition
- ------------------------------

     The Company has experienced an increase in cash and total assets in the first quarter of this year. It is management's belief that expenditures for the rest of the year will be minimal and will, in addition to the ordinary day-to-day costs of operations of the Company's offices in Albuquerque, consist of the costs of the President's travel to New Guinea to meet with other owners of interests in PPL 56 or with owners of the unitized properties that include PPL 56. Because of the effort being devoted to completing pipe-line and bringing this property on production Management cannot predict how many such trips may be necessary. Because Gedd, Inc. has agreed to bear the costs of developing an exploration program for PPL 165, Management does not anticipate any additional costs or expenses related to that concession.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Other than the judgment described in the Company's annual report on form 10-KSB, incorporated herein by reference, Management knows of no legal proceedings or unsatisfied judgments which have not been provided for in any court or agency to which the Company or any of its officers or directors are or may be a party.

ITEM  2. CHANGES IN SECURITIES
        NONE

ITEM  3. DEFAULTS IN SENIOR SECURITIES
        NONE

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
        NONE

ITEM  5.  OTHER INFORMATION
        NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) There are no exhibits required by Item 601 of regulation S-K
     (b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statement filed, and the dates of any such reports.

        NONE


  SIGNATURES

     In accordance with section 13 to 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Robert A. Doak, Jr.                                             May 13,  1996
- -----------------------------------------------------------
Robert A. Doak, Jr.      President, Chief Executive Officer
                          and Chief Financial Officer