Form 10QSB
period 1996-06-30
MOUNTAINS WEST EXPLORATION INC
filed 1996-08-13
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1996

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


                         616 CENTRAL AVE. SE., SUITE 230
                        ALBUQUERQUE, NEW MEXICO              87102
                 (Address of principal executive offices)  (Zip Code)

                                 Not Applicable
(Former names, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuers common stock, par value $.001 per share, at August 9, 1996 was 36,566,220 shares.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

PART  I

ITEM 1. FINANCIAL STATEMENTS

                        MOUNTAINS WEST EXPLORATION, INC.
                             CONDENSED BALANCE SHEET
                                  June 30, 1996
                                    UNAUDITED

ASSETS

Current Assets
    Cash ....................................................       $    73,440
    Account receivable/prepaid expenses .....................             4,851
                                                                    -----------
        Total current assets ................................            78,291

Property and Equipment
    Office furniture and equipment, at cost .................            16,681
    Less accumulated depreciation ...........................            (8,261)
                                                                    -----------
        Net property and equipment ..........................             8,420

Oil and gas properties, using the successful
    efforts method (Note 3) .................................         2,498,269
Less accumulated depreciation, depletion
    and amortization ........................................           (14,254)
                                                                    -----------
        Net oil and gas properties ..........................         2,484,015

Other assets
    Term deposit account - restricted (Note 4) ..............            53,042
    Note receivable, officer ................................           100,000
    Mineral Interest ........................................            41,939
    Other Investments .......................................             1,901
                                                                    -----------
        Total other assets ..................................           196,882
                                                                    -----------
                                                                    $ 2,767,608
                                                                    ===========
LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
    Advances ................................................       $     2,627
    Accounts Payable ........................................            16,002
    Accrued liabilities .....................................             2,113
    Due to affiliates .......................................         2,437,019
                                                                    -----------
        Total Current Liabilities ...........................         2,457,761
Shareholders' Equity
    Common Stock, $.001 par value, authorized:
        50,000,00 shares, issued and
        outstanding, 36,566,220 shares ......................            36,566
    Capital in excess of par value ..........................         1,557,088
    Capital in excess of par value - warrants ...............            46,687
    Accumulated  deficit ....................................        (1,330,494)
                                                                    -----------
        Total Stockholders Equity ...........................           309,847
                                                                    -----------
                                                                    $ 2,767,608
                                                                    ===========

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                Three Months       Three Months
                                                   Ended              Ended
                                                June 30, 1996      June 30, 1995

REVENUES
   Oil and Gas Sales .....................      $      5,734       $      2,989
   Interest in sale of oil & gas
      property ...........................              --                 --
                                                ------------       ------------
                                                       5,734              2,989

EXPENSES
   Production costs ......................             1,200              3,754
   Depreciation and depletion ............             1,277                677
   General and administrative ............            58,401             35,082
                                                ------------       ------------
      Total expenses .....................            60,878             39,513
                                                ------------       ------------
Loss from operations .....................           (55,144)           (36,524)

Other income
   Interest income .......................             1,886                 63
   Interest expense ......................              --                 (100)
                                                ------------       ------------
Total other income (loss) ................             1,886                (37)
                                                ------------       ------------
Net earnings .............................      $    (53,258)      $    (36,561)
                                                ============       ============

Earnings (loss) per common share: ........      $     (0.001)      $     (0.001)
                                                ============       ============

Weighted Average Number of Shares
   Outstanding (Note 2) ..................        36,566,220         36,635,720
                                                ============       ============

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 Six Months         Six Months
                                                   Ended              Ended
                                                June 30, 1996      June 30, 1995

REVENUES
   Oil and Gas Sales .....................      $      9,414       $      4,993
   Interest in Sale of oil & Gas
      property ...........................           170,000               --
                                                ------------       ------------
                                                     179,414              4,993

EXPENSES
   Production costs ......................           107,296              4,437
   Exploration costs .....................              --                 --
   Depreciation and depletion ............             2,552              1,337
   Consulting ............................              --                 --
   General and administrative ............           100,338             61,303
                                                ------------       ------------
      Total expenses .....................           210,186             67,077
                                                ------------       ------------
Loss from operations .....................           (30,772)           (62,084)

Other income
   Interest income .......................             3,962                935
   Interest expense ......................               (13)              (100)
                                                ------------       ------------
      Total other income (loss) ..........             3,949                835
                                                ------------       ------------

Net loss .................................      $    (26,823)      $    (61,249)
                                                ============       ============

Earnings (loss) per common share: ........      $     (0.001)      $     (0.002)
                                                ============       ============

Weighted Average Number of Shares
   Outstanding (Note 2) ..................        36,570,725         36,635,720
                                                ============       ============

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         Six Months   Six Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                            1996         1995

Cash flows from operating activities
   Cash received from customers ......................   $ 180,918    $   4,993
   Cash paid to suppliers & employees ................    (207,498)     (21,559)
   Interest received .................................       3,962          935
   Interest paid .....................................         (13)        (100)
                                                         ---------    ---------
      Net cash used by operating activities ..........     (22,631)     (15,731)

Cash flows from investing activities
   Acquisition of fixed assets .......................        --           (334)
   Acquisition of oil, gas & mineral activities ......        (317)     (47,562)
   Acquisition of other investments ..................     (16,901)        --
                                                         ---------    ---------
      Net cash used by investing activities ..........     (17,218)     (47,896)

Cash  flows from financing activities
   Net draw on line of credit ........................        --         21,210
   Purchase of Treasury Stock ........................      (2,040)        --
                                                         ---------    ---------
       Net cash provided (used) by
         financing activities ........................      (2,040)      21,210
                                                         ---------    ---------
 Net decrease in cash ................................     (41,889)     (42,417)

Cash at beginning of period ..........................     115,329       44,755
                                                         ---------    ---------
 Cash at end of period ...............................   $  73,440    $   2,338
                                                         =========    =========

Reconciliation of net loss to cash provided
   by operating activities
      Net loss .......................................   $ (26,823)   $ (61,249)
      Adjustments
         Depreciation, depletion and
            amortization .............................       2,552        1,337
         Decrease (increase) in prepaid
            expenses and accounts receivable .........        (551)       2,000
         Increase (decrease) in advances,
            accounts payable and
            accrued liabilities ......................       2,192         (280)
         Increase in due to affiliate ................        --         42,461
                                                         ---------    ---------
       Net Cash used by
         Operating Activities ........................   $ (22,631)   $ (15,731)
                                                         =========    =========

Noncash Investing or Financing Activities

The Company was loaned $573,563 & $42,461 for the six month periods ended June 30, 1996 and 1995, respectively. These amounts were invested in its oil and gas property in Papua, New Guinea.

                 See accompanying notes to financial statements


                        MOUNTAINS WEST EXPLORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The balance sheet at June 30, 1996 and statements of operations and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31,1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of operating results for the full year.

2. NOTES TO FINANCIAL STATEMENTS.

Net income or loss per common share has been computed based on the weighted average number of shares outstanding during the period. Stock options issued in 1991 have not been considered as their effect would be antidilutive.

3.  OIL AND GAS PROPERTIES

Capitalized costs using the successful efforts method related to the Company's oil and gas activities as of June 30, 1996 are as follows:

Proved developed properties .............................           $    14,779
Proved shut - in property ...............................             2,483,490
Accumulated depreciation,
   depletion, amortization and
   valuation allowances .................................               (14,254)
                                                                    -----------
Net capitalized costs ...................................           $ 2,484,015
                                                                    ===========
4.  CONTINGENCIES

During the quarter  ended March 31,  1996,  the Company sold its interest in PPL
165. The restricted term deposit that is currently carried on the Company's balance sheet at $53,042 was pledged as a guarantee for a bond required by the government. The Company will negotiate with GEDD for a release of claim to these funds. If, during the next two quarters the Company is unsuccessful in obtaining a release from GEDD, the deposit will be charged against the sale.



ITEM 2. MANAGEMENT' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

During the quarter ended June 30, 1996, oil and gas sales were $5,734 compared to $2,989 for the same period in the prior year. Additional production from its Colorado properties is expected to continue providing an increase in revenue during in the current quarter. Material increases in revenues are not anticipated by management to occur until the Company's New Guinea properties are placed in production, which is estimated will occur in the fall of 1997.

Changes in Financial Condition

The Company has experienced an increase in cash and total assets in the six months of this year. It is management's belief expenditures for the rest of the year will be minimal and will, in addition to the ordinary day-to-day costs of operations of the Company's offices in Albuquerque, consist of the costs of the President's travel to New Guinea to meet with other owners of interests in PPL 156 or with owners of the unitized properties that include PPL 56. Because of the effort being devoted to completing pipe-line and bringing this property on production Management cannot predict how many such trips may be necessary. Because GEDD, Inc. has agreed to bear the costs of developing an exploration program for PPL 165, Management does not anticipate any additional costs or expenses related to that concession.


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

(a)   There are no exhibits required by Item 601 of regulation S-K.

(b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statement filed, and the dates of any such reports.

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Robert A. Doak, Jr.                                          August 9, 1996
_______________________________________________________      ______________

Robert A. Doak, Jr.  President, Chief Executive Officer
                     and Chief Financial Officer