Form 10QSB
period 1996-09-30
MOUNTAINS WEST EXPLORATION INC
filed 1996-11-12
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended September 30, 1996

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from_________________ to _________________

Commission File Number: 0-9500

                         MOUNTAINS WEST EXPLORATION, INC
        (Exact name of small business issuer as specified in its charter)

          New Mexico                                 85-0280415
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                         616 CENTRAL AVE. SE. SUITE 213
                          ALBUQUERQUE, NEW MEXICO         87102
               (Address of principal executive offices) (Zip Code)

                         616 CENTRAL AVE. SE. SUITE 230
                          ALBUQUERQUE, NEW MEXICO 87102
(Former names, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at November 12, 1996 was 36,566,220 shares.


PART  I

ITEM 1. FINANCIAL STATEMENTS


                        MOUNTAINS WEST EXPLORATION, INC.
                             CONDENSED BALANCE SHEET
                                    UNAUDITED
                               September 30, 1996

ASSETS

Current Assets
    Cash ....................................................       $    71,586
    Account receivable/prepaid expenses .....................             7,537
                                                                    -----------
        Total current assets ................................            79,123

Property and Equipment
    Office furniture and equipment, at cost .................            18,201
    Less accumulated depreciation ...........................            (8,537)
                                                                    -----------
        Net property and equipment ..........................             9,664

Oil and gas properties, using the successful
    efforts method (Note 3) .................................         2,593,124
Less accumulated depreciation, depletion
    and amortization ........................................           (15,254)
                                                                    -----------
        Net oil and gas properties ..........................         2,577,870

Other assets
    Term deposit account - restricted .......................            53,042
    Note receivable, officer ................................           100,000
    Mineral Interest ........................................            41,939
                                                                    -----------
        Total other assets ..................................           194,981
                                                                    -----------
                                                                    $ 2,861,638
                                                                    ===========
LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
    Advances ................................................            21,627
    Accounts Payable ........................................            16,002
    Accrued liabilities .....................................             2,315
    Due to affiliates .......................................         2,533,110
                                                                    -----------
        Total Current Liabilities ...........................         2,573,054

Shareholder's Equity
    Common Stock, $.001 par value, authorized:
        50,000,00 shares, issued 36,635,720
        shares; outstanding 36,566,220 shares ...............            36,566
    Capital in excess of par value ..........................         1,557,088
    Capital in excess of par value - warrants ...............            46,687
    Accumulated  deficit ....................................        (1,351,757)
                                                                    -----------
        Total Stockholders Equity ...........................           288,584
                                                                    -----------
                                                                    $ 2,861,638
                                                                    ===========

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                  Three Months     Three Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                      1996             1995

REVENUES
   Oil and Gas Sales .........................    $      7,394     $      4,022
   Interest in sale of oil & gas
     property ................................            --               --
                                                  ------------     ------------
                                                         7,394            4,022
EXPENSES
   Production costs ..........................           1,351              453
   Depreciation and depletion ................           1,276              677
   Consulting ................................             438              955
   General and administrative ................          27,055           28,859
                                                  ------------     ------------
      Total expenses .........................          30,120           30,944
                                                  ------------     ------------
Loss from operations .........................         (22,726)         (26,922)

Other income
   Interest income ...........................           1,463            4,450
   Interest expense ..........................            --               (873)
   Gain on sale of oil and gas properties ....            --            181,690
   Other .....................................            --               (239)
                                                  ------------     ------------
Total other income (loss) ....................           1,463          185,028
                                                  ------------     ------------
Net earnings (loss) ..........................    $    (21,263)    $    158,106
                                                  ============     ============
Earnings (loss) per common share: ............    $   (0.00058)    $    0.00432
                                                  ============     ============

Weighted Average Number of Shares
   Outstanding (Note 2) ......................      36,566,220       36,635,720
                                                  ============     ============

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                     1996             1995

REVENUES
   Oil and Gas Sales .........................    $     16,808     $      9,015
   Interest in Sale of oil & Gas
      property ...............................         170,000             --
                                                  ------------     ------------
                                                       186,808            9,015

EXPENSES
   Production costs ..........................         108,647            4,890
   Depreciation and depletion ................           3,828            2,014
   Consulting ................................           6,438              955
   General and administrative ................         121,394           90,162
                                                  ------------     ------------
      Total expenses .........................         240,307           98,021
                                                  ------------     ------------
Loss from operations .........................         (53,499)         (89,006)

Other income
   Interest income ...........................           5,412            5,384
   Interest expense ..........................            --               (973)
   Gain on sale of oil and gas properties ....            --            181,690
   Other .....................................            --               (239)
                                                  ------------     ------------
      Total other income .....................           5,412          185,862
                                                  ------------     ------------
Net Income (loss) ............................    $    (48,087)    $     96,856
                                                  ============     ============

Earnings (loss) per common share: ............    $   (0.00013)    $    0.00264
                                                  ============     ============

Weighted Average Number of Shares
   Outstanding (Note 2) ......................      36,589,387       36,616,220
                                                  ============     ============

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                          1996         1995

Cash flows from operating activities
   Cash received from customers ....................    $ 207,312     $   9,015
   Cash paid to suppliers & employees ..............     (238,827)      (92,358)
   Interest received ...............................        5,425         5,384
   Interest paid ...................................          (13)         (973)
                                                        ---------     ---------
      Net cash used by operating activities ........      (26,103)      (78,932)

Cash flows from investing activities
   Proceeds from sale of oil and gas properties ....         --         200,000
   Acquisition of fixed assets .....................       (1,520)         (334)
   Acquisition of oil, gas & mineral
      activities ...................................      (14,080)      (13,797)
                                                        ---------     ---------
      Net cash used by investing activities ........      (15,600)      185,869

Cash  flows from financing activities
   Purchase of Treasury Stock ......................       (2,040)       (1,070)
                                                        ---------     ---------
      Net cash provided (used) by
         financing activities ......................       (2,040)       (1,070)
                                                        ---------     ---------
Net increase (decrease) in cash ....................      (43,743)      105,867

Cash at beginning of period ........................      115,329        44,755
                                                        ---------     ---------
Cash at end of period ..............................    $  71,586     $ 150,622
                                                        =========     =========

Reconciliation of net loss to cash provided
   by operating activities
      Net earnings (loss) ..........................    $ (48,087)    $  96,856
      Adjustments
         Depreciation, depletion and
            amortization ...........................        3,828         2,014
         Decrease (increase) in prepaid
            expenses and accounts receivable .......       (3,238)          207
         Decrease in Deposit .......................         --           5,000
         Increase (decrease) in advances,
            accounts payable and
            accrued liabilities ....................       21,394        (1,319)
         Loss (gain) on sale .......................         --        (181,690)
                                                        ---------     ---------
      Net Cash provided (used) by
         Operating Activities ......................    $ (26,103)    $ (78,932)
                                                        =========     =========
Noncash Investing or Financing Activities

The Company was loaned $468,555 & $141,628 for the nine month periods ended September 30, 1996 and 1995, respectively. These amounts were invested in its oil and gas property in Papua, New Guinea.

                 See accompanying notes to financial statements


                        MOUNTAINS WEST EXPLORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The balance sheet at September 30, 1996 and statements of operations and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31,1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of operating results for the full year.

2. NOTES TO FINANCIAL STATEMENTS.

Net income or loss per common share has been computed based on the weighted average number of shares outstanding during the period. Stock options issued in 1991 have not been considered as their effect would be antidilutive.

3.  OIL AND GAS PROPERTIES

Capitalized costs using the successful efforts method related to the Company's oil and gas activities as of September 30, 1996 are as follows:

                 Proved developed properties ..   $    14,779
                 Proved shut - in property ....     2,578,345
                 Accumulated depreciation,
                    depletion, amortization and
                    valuation allowances ......       (15,254)
                                                  -----------
                 Net capitalized costs ........   $ 2,577,870
                                                  ===========

4.   CONTINGENCIES

During the quarter  ended March 31,  1996,  the Company sold its interest in PPL
165. The restricted term deposit that is currently carried on the Company's balance sheet at $53,042 was pledged as a guarantee for a bond required by the government. The Company will negotiate with GEDD for a release of claim to these funds. If, during the next quarter the Company is unsuccessful in obtaining a release from GEDD, the deposit will be charged against the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plans of Operations

During the quarter ended September 31, 1996, oil and gas sales were $7,394 Compared to $4,022 for the same period in the prior year. Significant increases in such revenues are not anticipated by management to occur during the remainder of the current fiscal year or until there is production from the Southeast Gobe Oil and Gas Field.

During the current quarter certain transactions involving the Company's Papua New Guinea operations occurred that will have a material effect on the Company in future quarters and years. The original Petroleum Prospecting License No. 56 (PPL 56) is now due to expire in early December 1996. The partners in that License have taken following the actions relating to that License, which it is expected will be approved by the government.

a. The three oil wells in which the Company has an interest have been included in an application for a Petroleum Development License (PDL). The oil wells and certain lands within PPL 56 included withing the PDL will be unitized with Chevron Oil Company's existing PDL to the north. The two new PDLs will be developed into the Southeast Gobe Oil and Gas Field. Development of this field is well under way with an anticipated first production scheduled shortly after the first of 1998. The Company's interest in the unitized PDLs will be a net 0.88% interest which will result in an anticipated initial production to the Company's interest of approximately 200 barrels of oil per day. The Company's expenses in this unit is to be carried until production from the wells existing on PPL 56 is sold. The costs of getting the oil from the unit to sale has been estimated at more than $175,000,000, none of which will be borne by the Company until after the first sale of production. After that time, all of the money realized from the sale of the oil will be devoted to repayment of the carried cost of the project, now estimated to be approximately $3,000,000, which, at the production rate of 200 barrels per day to the Company's interest will take approximately 36 months to pay out after production begins.

b. The southern part of PPL 56 has been refiled as PPL 189-Foreland Gas Application. This new license which contains approximately 483,661 acres (24,429 net acres to the Company's interest) is expected to be issued in December of 1996. As a result of a reallocation of interests, the Company's interest will be increased from 2.5% to 5.051%. This license has the Barikewa shut-in gas field located on it. The Barikewa field has gas reserves estimated from 163 billion cubic feet to as high as 1590 billion cubic feet. Further evaluation will be made to more precisely define the true reserves of this field. Chevron has announced plans to build a gas pipeline from Papua New Guinea into Northern Australia. This pipeline should greatly increase the value of the gas reserves at Barikewa. The Company will have to fund most of the work program of this license which calls for an expenditure of approximately $6,250,000 over a period of six years, with approximately $56,000 of that amount to be paid over the next year.

c. The northern part of PPL 56 has been refiled as PPL 190-Fold Belt Application. This block of approximately 462,632 acres (17,409 net to the Company's interest) has many very prospective surface structures located on it. One of these structures will be drilled during the first two years of the license. A reallocation of interests has increased the Company's interest in this license from 2.5% to 3.763%. During the first few months of the new License existence, the Company will have to fund its share of a new seismic program which is estimated to cost approximately $1,000,000. The Iehi shut-in gas field lies on this license but the reserves are insignificant at this time. The Company will have to fund most of the work program of the license which calls for an expenditure of $13,500,000 over the next six years. Of the total costs that must be incurred by the Company on this new License, 2.5% are subject to the carried interest granted in PPL 56, therefore, the Company is obligated to pay only 1.263% of the total costs incurred prior to production from any of the properties originally encompassed by PPL 56. Management estimates that the Company's cost in this new concession over the next year will be approximately $200,000.

d. Petroleum Prospecting License No. 165, owned by the Company and Gedd PNG is being evaluated at this time. An aeromagnetic survey has been completed and the Company is awaiting the results of the survey which will determine if there is one or more drillable structures on the license. Gedd is funding the work program of this license.

With the increased activity and development in Papua New Guinea, the Company is now seeking funds to carry forward the programs which are currently under way. With oil production only a little over a year away and the gas reserves in Papua New Guinea currently being studied for early development, the Company should be able to acquire the necessary funds, either through borrowing or through sale of equity, to meet its payment obligations under each of the licenses. However, the Company does not presently have the liquidity that may be necessary to meet any call for payment of expenses and the Company has no present assurance of the availability of any of the funds that may be needed at the time needed. The failure of the Company to meet any cash call made on it for its share of the expenses incurred on any concession could result it its losing its interest in the concession.

Changes in Financial Condition

The Company has experienced a decline in cash but has increased total assets through the first nine months of the current fiscal year. The Company's primary liability is a continually developing carried interest in certain New Guinea oil and gas rights. Total liabilities aside from this obligation are approximately $40,000. It is Management's belief that the Company will be able to continue to meet its financial commitments during the coming fiscal year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the judgment described in the Company's annual report on form 10KSB, incorporated herein by reference, management knows of no legal proceedings or unsatisfied judgments which have not been provided for in any court or agency to which the Company or any of its officers or directors are or may be a party.

ITEM  2. CHANGES IN SECURITIES

NONE

ITEM  3. DEFAULTS IN SENIOR SECURITIES

NONE

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM  5.  OTHER INFORMATION

NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  There are no exhibits required by Item 601 of regulation S-K

(b) Reports on Form 8-K. States whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statement filed, and the dates of any such reports.

  SIGNATURES

In accordance with section 13 to 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Robert A. Doak, Jr.                                        November 12, 1996
--------------------------------------------------------

Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer