Form 10KSB
period 1996-12-31
MOUNTAINS WEST EXPLORATION INC
filed 1997-03-31
CIK 319040

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED

For the transition period from _______________ to ____________

Commission File Number:  0-9500

MOUNTAINS WEST EXPLORATION, INC.
--------------------------------
(Exact of small business issuer in its charter)

           New Mexico                                     85-0280415
           ----------                                     ----------
 (State or other jurisdiction of                        I.R.S. Employer
  incorporation or organization)                      identification no.)

 616 Central, S.E., Suite 213, Albuquerque, New Mexico         87102
 -----------------------------------------------------         -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: 505-243-4949
                                                ------------

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

     $0.001 Par Value Common Stock
     -----------------------------
          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes[ X ] No[   ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer's revenues for its most recent fiscal year. $183,616

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $1,545,105 (based on an estimated market value of $0.08 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 par value common stock, its only class of equity securities, as of March 15, 1997 was: 37,034,270.

PART I

Item 1. Description of Business.

The Company
-----------

Mountains West Exploration, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on September 17, 1979.

The Company, is an independent oil and gas company engaged in the acquisition, exploration and development of oil and gas leases and concessions located in Colorado and North Dakota. Recent and more important exploratory efforts have been centered in Australia, Papua New Guinea, Central America and South America. The Company is aggressively pursuing its major objective of increasing its oil and gas reserves and production. During the past several years, the Company has been establishing itself as a foreign exploration company. With most of the oil and gas industry concentrating in foreign countries, the Company is now in an excellent position to take advantage of the experience of its management and its foreign concession and license interests.

For the past several years, as resources have permitted, the Company has been increasing its activities and oil and gas production is rising, but it has yet to obtain significant oil or gas income. Management's time and the limited Company resources have been used to maintain the properties held, to acquire additional properties and to participate to the extent possible in the development of its properties. (See Item 2. Properties).

Domestic Exploration and Production

The Company owns small interests in seven oil and gas wells in the Denver-Julesburg basin in Eastern Colorado. These wells have been producing from the "J" and Codel sandstones and are believed by Company Management to have reached their economic limits. Small undeveloped reserves are behind the pipe in most of these wells and will be developed in the near future, but are no longer considered to have any value to the Company.

The Company has small interests in three wells in North Dakota, but the revenue from these wells is insubstantial and Management considers these interests of no value.

The Company has approximately 2,312 net acres of mineral rights in the Raton Basin of South Central Colorado. One gas well was drilled on these interests by Evergreen Resources, Inc. in 1995 and that well was completed in the Raton coal beds at depths ranging from 1,000 feet to 1,200 feet, with an initial potential of 478 MCF per day. The Company owns a 6 1/4 percent interest in the well. The well has been connected to a pipeline to market the gas.

Infinity, Inc. , has staked 28 locations to the north and southwest of these interests. This is in addition to 4 wells drilled by Montana-Dakota to the south of the interests. Development of the Company's 1,770 acres will be a priority during 1997. In February of 1997, the Company sold its interest in these properties to Rabalais Oil and Gas Interests for $60 per acre.

Access to all domestic properties in which the Company owns any interest is readily available from state and county highways and roads on a year round basis.

Foreign Exploration.

Activities Related to Previously Reported Papua New Guinea Oil Interests
------------------------------------------------------------------------

In 1984, the Company acquired Papua New Guinea Petroleum Prospecting Permit number PPL 56, which after several farmouts of interest became owned by the PPL 56 Joint Venture Group, that was formed to conduct exploration activities on the License. In 1991, a significant oil discovery was made on the License with the #1 S.E. Gobe well which production tested for 4,250 barrels of oil per day from the Jurassic Iagifu sandstone. Also in 1991, the #2 S.E. Gobe well was drilled approximately one mile to the Southeast of the #1 well and tested 8,907 barrels of oil per day, which was one of the biggest flows of oil ever recorded in Papua New Guinea. In 1992, the #3 S.E. Gobe well was drilled and competed for 6,300 barrels of oil and 22.1 million cubic feet of gas per day. These three wells established a gross vertical oil column in excess of 330 feet on the License. The area upon which these wells are located is known as the Southwest Gobe Oil Field. The Company owns a 2 1/2% interest in the PPL 56 Joint Venture Group that owns the Southwest Gobe Oil Field. In 1995, the Chevron PPL 161 Group moved approximately 1 mile northwest of the Southeast Gobe Field and made an oil discovery which increased the Company's oil reserves of the Southeast Gobe field by approximately 108,500 barrels

The Southeast Gobe Oil Field and the Gobe Main oil field, upon which there are located 5 oil wells belonging to the Southeast Gobe Unit have now been unitized with Chevron being elected to be the operator for all projects related to the fields. The entire producing area is now over 12 miles long. The field is located in mountainous country of the Papuan Fold Belt. Eight miles to the south, Chevron has established and is operating a pipe line through which it is presently transporting approximately 100,000 barrels of oil per day from its fields in the Kutubu area located several miles northwest of the Southeast Gobe and Gobe Main oil fields. The Group is making engineering studies to place the Group's wells on production and connect them to Chevron's pipeline. At the present time, Chevron is predicting that the first oil production will be in March of 1998.

There are no roads in the area of the Southeast Gobe Oil Field except a road which the Chevron Group built paralleling its pipeline. A road from the Chevron Group's pipeline road to the Joint Venture's production facilities may be constructed to permit access to the Joint Ventures production and maintenance facilities. In the absence of any roads, all access to the field and the Joint Ventures facilities has been by helicopter.

During 1996, PPL 56 expired of its own terms. PPL 56 was refiled into two new licenses. The southern part of PPL 56 was refiled as PPL 189. The northern part of PPL 56 was refiled as PPL 190. The Southeast Gobe Field Unit was refiled as Petroleum Development License No. 3. The Company's interest in the unitized fields, after the exercise by the government to acquire a 22 % interest in the fields, is approximately .8718%. After a realignment of interests in the two new exploration licenses, The Company now has a 5.051% interest in PPL 189 and a 3.763% interest in PPL 190. The increase in the Company's share of the new licenses greatly increases the Company's gas reserves in Papua New Guinea.

Activities Related to New Papua New Guinea Gas Interests
--------------------------------------------------------

PPL 189 which contains the Barikewa gas field has other prospects located on it. A huge NW-SE surface structure, the Orie Anticline, was drilled several years ago but failed to encounter any sand development. The structure remains prospective to the west along the upper crest of the anticline and along the south western flanks of the high where large stratigraphic traps could exist. New studies indicate Tertiary reefs are present in the area which are known to produce to the east and southeast.

PPL 190 has numerous anticlines located on it. The most important ones are as follows:

1. MASAKA STRUCTURE. This is a northwest southeast trending anticline parallel to and located about six miles north of the Gobe Structure. This feature is larger than the Gobe anticline. The #1 Makas well was drilled on the structure as a discovery well. High pressures in two upper zones, as yet not known to produce, prevented this well from being completed as a commercial well. The structure extends over into PPL 190 trending eastward for several miles. The Company has a 3.763% interest in this feature.

2. WASUMA STRUCTURE. This structure is located between the Masaka structure on the north and the Gobe structure on the south. Most of the anticline lies in PPL
190. Plans are to drill this structure in the future.

3. ANESI STRUCTURE. The Anesi anticline was tested by the Beaver #1 well drilled during 1996. The well was a dry hole but encountered sufficient shows of oil and gas to indicate that the western one half of the structure which lies in PPL 190 is still very prospective.

New discoveries such as the #1 Makas and a new Chevron discovery, #1 Moran, are finding new reserves in quantities far exceeding those found to date in the existing fields.

Prior to 1984, two discoveries of gas were made(the expired PPL 56 License), the Iehi gas field, which is now located on PPL 190 License and the Barikewa gas field, now located on PPL 189 License. Both fields are awaiting development as soon as a pipeline is available. Three separate groups of companies have announced that they are conducting feasibility studies for liquefied natural gas plants to be constructed in Papua New Guinea. The Company has been told that a feasibility study of a methenol plant is also being done. Chevron has announced its intention to lay a pipeline from Papua New Guinea to northern Australia with an anticipated completion date for the pipeline of 2001. The Iehi and Barikewa fields are primary targets for feedstock for any LNG and methanol plants that might eventually be constructed. Preliminary proven reserve calculations indicate that there are 163 to 450 billion cubic feet of gas for the Barikewa field and 23.5 to 88 billion cubic feet of gas for the Iehi field. Using the average of each field, the Company will own reserves of approximately 9 BCF in the two fields.

During 1995, the Beaver #1 wildcat well was drilled and abandoned by the PPL 56 Group on the Anesi anticline located approximately 15 miles east of the S.E. Gobe Filed. The Company understands that this drilling attempt encountered good oil shows in three zones but the PPL 56 Group has not announced whether or not it intends to conduct additional exploration of this License at this time.

In 1995, all of the Company's interest in PPL Licenses number 174 and 143 were sold to Gedd, Inc. for $200,000 with the proceeds of the sale to be used to cover the costs of the work program of PPL 165, the newest New Guinea prospecting license acquired by the Company. On April 24, 1996, the Company sold PPL 165 to Gedd, Inc. subject to approval of the Papua New Guinea Department of Mines and Petroleum, which on the date of this Form 10-KSB had not occurred. Under the terms of the agreement with Gedd, Inc., Gedd, Inc. is to fund the third and fourth years work program established for the license. Both Gedd, Inc. and the Company anticipate that the license will eventually be farmed out to a third party or parties. The Company is to receive 25% of the proceeds to GEDD from any sale of the property and the Company may elect to reacquire 25% of any interest retained by GEDD in the License. It is anticipated that any farmout will require that if a drillable structure is confirmed, any company to which the license will be farmed out will be required to drill at least one well to test the structure.

Competitive Factors

The petroleum industry is volatile and highly competitive. Earnings from oil and gas production are primarily dependent upon prices of crude oil and natural gas. The costs and prices of crude oil, natural gas and refined products have fluctuated substantially in recent years, often in a divergent fashion. Competition exists in every aspect of oil and gas operations, including the acquisition, exploration, discovery and development of new oil and gas reserves, as well as purchasing, gathering, transporting, refining and marketing of crude oil, natural gas and petroleum products.

Many companies and individuals are engaged in the oil and gas business in both the U.S. and foreign markets. Many such companies are very large and well established with substantial capabilities and long earnings records. The Company has, and will continue, to encounter strong competition in acquiring oil and gas leases, licenses and concessions from these and other companies. In most instances the Company is not able to compete with these other more adequately capitalized companies in meeting price, exploration and bonding requirements established by the land owners or foreign governments. The Company has, however, had success in acquiring more adequately capitalized partners with whom it has joined to acquire properties and conduct operations thereon leading to the discovery of commercial quantities of oil and gas.

The acquisition, exploration, development, production and sale of oil and gas interests are subject to many factors which are outside the Company's control. These factors include worldwide and United States economic conditions, oil import and export quotas, availability of drilling rigs and pipelines, weather conditions, supply and price of other fuels, and the regulation of production, transportation and marketing by both domestic and foreign governmental agencies. Foreign Governmental preferences for major international oil companies over small independent companies may also have an adverse effect on the Company's ability to compete with such major companies, even if it otherwise has the capital to do so.

Environmental Regulations

On a worldwide basis, environmental laws and regulations vary greatly. In the United States compliance with State and Federal laws may require significant capital expenditure and will effect decisions regarding acquisition of certain properties, methods of production and distribution of the oil and gas and the Company's earning potential from any property. The managing partner of the PPL 56 Joint Venture has not informed the Partners in the Joint Venture of any environmental laws, rules or regulations established by Papua New Guinea that might be expected to have any unusual or adverse impact upon the operations of the Joint Venture or the production of oil and gas from its license interests.

Governmental Regulations

United States.
--------------

In the United States, the production of oil and gas is subject to regulation by the various state regulatory authorities. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas, and to fix allowable production rates for oil and gas within the limits of maximum rates of production and reasonable market demands for oil and gas. In addition, the Company will be required to comply with spacing and other conservation rules of the various states within which the Company owns oil and gas leases upon which exploration activities are conducted. Also, with respect to United States leases, the Company will be required to comply with requirements established for exploration and development by the United States Geological Survey and the Bureau of Land Management.

Natural gas production and prices are regulated by the Federal Energy Regulatory Commission and are subject to the Natural Gas Policy Act. New natural gas, some onshore gas production and interstate gas were deregulated effective January 1, 1985.

The Company will also be subjected to varying taxes that are or may be established on producers of oil and gas relating to prices received in excess of certain established norms.

Papua New Guinea.
-----------------

The managing partner of the PPL 56 Joint Venture has not informed the Partners in the Joint Venture of any production limits, pricing procedures or other laws, rules or regulations established by Papua New Guinea that might be expected to have any unusual or adverse impact upon the operations of the Joint Venture or the production of oil and gas from its concession.

Personnel.

The Company has one full time employee, that being its President, Robert A. Doak, Jr. The Company has retained the services of outside parties for legal, accounting, drafting, geological, and lease acquisition services to the extent that it has been able to afford such expenses.

Item 2. Description of Properties.

Offices.

The Company rents its offices at 616 Central, N.W., Albuquerque, New Mexico 87102, under a month-to-month lease at a monthly rental of $546. The suite consists of approximately 728 sq. feet, which Management believes will be adequate for the Company's need for the foreseeable future. Approximately one half of the space is sub-let to another party for a monthly rent of $245.

Productive Wells and Acreage.

The following table reflects the approximate total gross and net productive oil and gas wells and approximate total gross and net developed acreage at December 31, 1996:

Productive Wells
----------------
                          Oil Wells                  Gas Wells
                      Gross (1)   Net (2)       Gross (1)   Net (2)
                      -------------------       -------------------

        Colorado         -           -             3         .3125
        PNG (Unit)       5         .044            -           -
                       -----      ------         -----       -----
        Totals           5         .044            3         .3125
                       =====      ======         =====       =====

        Developed Acreage               Gross           Net
                                        -----           ---
        Colorado                          240            30
        PNG                             2,000            50
________
1. Gross well or acres is a well or acre in which a working interest is owned. Not included are wells in Billings County, North Dakota, in which the Company holds overriding royalty interest aggregating less than one percent.
2. A net well or acre is deemed to exist when the sum or the fractional ownership working interests in gross wells or acres equal one. As a working interest holder, the Company, along with other working interest holders, pay 100% of production costs.

Oil and Gas Properties.
-----------------------

     Capitalized costs related to the Company's oil and gas activities as of December 31, 1996 were as follows:

     Oil and Gas Properties              $2,642,285
     Mineral Interests                       40,083
                                         ----------
                                         $2,682,368
                                         ==========

In 1984, the Company acquired a 2-1/2% interest in the Petroleum Prospecting License #56 in Papua, New Guinea. In 1991 and 1992, three wells were completed and shut in pending availability of gathering system, pipeline and processing facilities. The Company's share of costs in the Venture has been loaned to the Company by its Venture partners, including interest at 8%, to be repaid from the proceeds of production. accordingly, the Company has recorded the liability to its partners and the related asset at December 31, 1996, in the amount of $2,576,730.

     1996 Production
     ---------------

     Oil                           Avg. Sales               Avg. Lifting
                 (Bbls)            Price (Bbl)              Costs (Bbl)
                 ------            -----------              -----------
                  121                $18.00                    $6.30

     Gas                           Avg. Sales              Avg. Lifting
                  (MCF)            Price (MCF)              Costs (MCF)
                 ------            -----------              -----------
                 22,994              $0.95                     $0.45

Drilling Activities.
--------------------

     Exploratory Wells:          Productive                     Dry
                                Gross     Net             Gross     Net
                                -----     ---             -----     ---
     1995                         1      .0625              -         -
     1996                         -        -                1       .025
                                -----    -----            -----    ------
     Totals                       1      .0625              1       .025
                                ======   =====            =====    ======

     Development Wells:          Productive                     Dry
                                Gross     Net             Gross     Net
                                -----     ---             -----     ---
     1995                         1      .0625              1      .025
     1996                         -        -                -        -
                                -----    -----            -----    -----
     Totals                       1      .0625              1      .025
                                =====    =====            =====    =====

Undeveloped Properties
----------------------

     At December 31, 1996, the Company held approximately the following gross and net undeveloped oil and gas acreage:

              Leases                 Gross Acres             Net Acres (1) (2)
              ------                 -----------             ---------
     Colorado Mineral Interests           2,494                 2,072
     PNG PPL 56 (3)                     903,000                22,575
     PNG PPL 189                        480,000                24,245
     PNG PPL 190                        460,000                17,309
                                      ---------               -------
     Totals                           1,053,494               172,647
                                      =========               =======
__________
(1) Computed using the Company's net revenue interest. Net Acres include working interests and overriding royalty interests.
(2) The Company has the present right to acquire 25% of the interest owned by GEDD, Inc. in the PPL 165 License. If that right were exercised, gross acres would increase by 148,000 acres and net acres would increase by 37,000 acres.
(3) Of these totals, 168,000 gross, 4,200 net, acres are held by production.

Reserves
--------

The Company has not filed any reports containing oil or gas reserves estimates with any Federal or foreign government or authority or agency within the past 12 months. Neither the Company nor the PPL 56 Joint Venture Manager has prepared or had prepared for them any reserve reports related to the properties discussed herein except those that are included with this Report.

Item 3. Legal Proceedings.

Insofar as is known to the Company's management, there are no legal proceedings now pending, threatened, or contemplated, or unsatisfied judgments outstanding which have not been provided for in any court or agency to which the Company or any of its officers or directors, in such capacity, are or may be a party, except as discussed below.

In 1987, the Company's former independent auditors, Arthur Andersen obtained a judgment against the Company for unpaid audit fees in the amount of approximately $6,000. This judgment remains outstanding at the date of this Report.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the company's fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded over-the-counter. Prior to November 1983, the Company's common stock was traded on the Nasdaq system under the symbol MWEX. Since that time, the Company's common stock has been listed by the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC Bulletin Board. The high and low bid prices during each quarter of 1995 and 1996 are as follows

                           Bid Prices                              Bid Prices
                           ----------                              ----------
                           High   Low                              High   Low
                           ----   ---                              ----   ---
     March 31, 1996       .07     .0625        March 31, 1995       .03    .01
     June 30, 1996        .0625   .03125       June 30, 1995        .03    .01
     September 30, 1996   .0625   .03125       September 30, 1995   .045   .01
     December 31, 1996    .0625   .03          December 31, 1995    .09    .01

There were approximately 2,000 holders of the Company's common stock on March 15, 1997.

The Company has never paid dividends on its common stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

During the year ended December 31, 1996, oil and gas sales were $24,129, compared to $12,352 for the same period in the prior year. Significant increases in such revenues are not anticipated by management to occur during the remainder of the current fiscal year or until there is production from the Southeast Gobe Oil and Gas Field.

During the current quarter certain transactions involving the Company's Papua New Guinea operations occurred that will have a material effect on the Company in future quarters and years. The original Petroleum Prospecting License No. 56 (PPL 56) expired in early December 1996. The partners in that License have taken following the actions relating to that License, which have been approved by the government.

a. The three oil wells in which the Company has an interest have been included in an application for a Petroleum Development License (PDL). The oil wells and certain lands within PPL 56 included within the PDL will be unitized with Chevron Oil Company's existing PDL to the north. The two new PDLs will be developed into the Southeast Gobe Oil and Main Gobe Fields. Development of these fields is well under way with an anticipated first production scheduled shortly after the first of 1998. The Company's interest in the unitized PDLs, after exercise by the government of its right to acquire a 22 1/2% interest in the fields, will be a net 0.88% interest which will result in an anticipated initial production to the Company's interest of approximately 200 barrels of oil per day. The Company's expenses in this unit is to be carried until production from the wells existing on PPL 56 is sold. The costs of getting the oil from the unit to sale has been estimated at more than $175,000,000, none of which will be borne by the Company until after the first sale of production. After that time, all of the money realized from the sale of the oil will be devoted to repayment of the carried cost of the project, now estimated to be approximately $300,000,000, which, at the production rate of 200 barrels per day to the Company's interest will take approximately 36 months to pay out after production begins.

b. The southern part of PPL 56 has been reissued as Forland PPL 189 Application, which contains approximately 483,661 acres (24,429 net acres to the Company's interest.) As a result of a reallocation of interests, the Company's interest in this License has been increased from 2.5% to 5.051%. This license has the Barikewa shut-in gas field located on it. The Barikewa field has gas reserves estimated from 163 billion cubic feet to as high as 1590 billion cubic feet. Further evaluation will be made to more precisely define the true reserves of this field. Plans to build at least one LNG plant near Port Moresby has been announced and Chevron has announced plans to build a gas pipeline from Papua New Guinea into Northern Australia. Either an LNG plant or the proposed pipeline should greatly increase the value of the gas reserves at Barikewa. The Company will have to fund most of the work program of this license which calls for an expenditure of approximately $6,250,000 over a period of six years, with approximately $56,000 of that amount to be paid over the next year.

c. The northern part of PPL 56 has been reissued as Fold Belt PPL 190 Application. This block of approximately 462,632 acres (17,409 net to the Company's interest) has many very prospective surface structures located on it. One of these structures will be drilled during the first two years of the license. A reallocation of interests has increased the Company's interest in this license from 2.5% to 3.763%. During the first few months of the new License existence, the Company will have to fund its share of a new seismic program which is estimated to cost approximately $1,000,000. The Iehi shut-in gas field lies on this license but the reserves are insignificant at this time. The Company will have to fund most of the work program of the license which calls for an expenditure of $13,500,000 over the next six years. Of the total costs that must be incurred by the Company on this new License, 2.5% are subject to the carried interest granted in PPL 56, therefore, the Company is obligated to pay only 1.263% of the total costs incurred prior to production from any of the properties originally encompassed by PPL 56. Management estimates that the Company's cost in this new concession over the next year will be approximately $200,000.

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


Item 7. Financial Statements.

               Report of Independent Certified Public Accountants

Board of Directors
Mountains West Exploration, Inc.

We have audited the accompanying balance sheet of Mountains West Exploration, Inc. (a New Mexico corporation) (MWEX) as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996, and 1995. These financial statements are the responsibility of MWEX's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraphs, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain information pertaining to the discounted future net cash flows relating to MWEX's interest in an oil and gas property as described in Note 3 to the financial statements; nor were we able to satisfy ourselves as to the carrying value of the oil and gas property by other auditing procedures.

We were also unable to determine MWEX's portion of revenues and expenses of the partnership investment described in Note 10; therefore, no revenues and expenses are recorded in the statement of operations for this investment for the year ended December 31, 1996, and the investment recorded on the balance sheet as of December 31, 1996 has not been adjusted for MWEX's portion of the revenues and expenses of the partnership.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine the evidence regarding the discounted future net cash flows and carrying value of an oil and gas property and had the financial information necessary to determine MWEX's portion of the revenues and expenses of the partnership investment been available to properly record this investment, the financial statements referred to above present fairly, in all material respects, the financial position of Mountains West Exploration, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                                                            ERICKSON ALLEN, P.C.

Albuquerque, New Mexico
March 4, 1997


                        Mountains West Exploration, Inc.
                                 Balance Sheet
                               December 31, 1996

Assets
Current assets
  Cash (Note 11) ...........................................        $    38,876
  Accrued interest receivable (Note 4) .....................              6,424
                                                                    -----------
    Total current assets ...................................             45,300
                                                                    -----------
Furniture and equipment
  Furniture and equipment, at cost .........................             17,119
  Less accumulated depreciation ............................             (9,174)
                                                                    -----------
    Net furniture and equipment ............................              7,945
                                                                    -----------
Oil and gas properties, using the
  successful efforts method (Note 3) .......................          2,642,285
Less accumulated depreciation, depletion,
  amortization, and valuation allowance ....................            (14,779)
                                                                    -----------
    Net oil and gas properties .............................          2,627,506
                                                                    -----------
Other assets
  Term deposit account - restricted (Note 9) ...............             53,042
  Investment in partnership (Note 10) ......................             15,000
  Note receivable - officer (Note 4) .......................            100,000
  Mineral interests (Note 5) ...............................             40,083
                                                                    -----------
    Total other assets .....................................            208,125
                                                                    -----------
    Total assets ...........................................        $ 2,888,876
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable ............................................     $    16,002
  Accrued liabilities .........................................              56
  Advances (Note 11) ..........................................          24,363
  Accounts payable - officer (Note 4) .........................             206
  Notes payable - officer (Note 4) ............................          16,900
  Due to affiliates (Note 6) ..................................       2,576,730
                                                                    -----------
    Total current liabilities .................................       2,634,257

Commitments (Notes 3, 11, and 12) .............................            --
Stockholders' equity (Note 7)
  Common stock of $.001 par value per share, authorized
    50,000,000 shares; issued 37,103,770 shares;
    outstanding, 37,034,270 shares ............................          37,035
  Capital in excess of par value ..............................       1,608,757
  Accumulated deficit .........................................      (1,391,173)
                                                                    -----------
    Total stockholders' equity ................................         254,619
                                                                    -----------
    Total liabilities and stockholders' equity ................     $ 2,888,876
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.


                        Mountains West Exploration, Inc.
                            Statements of Operations
                          For Years Ended December 31,

                                                       1996            1995
                                                   ------------    ------------

Revenues

Oil and gas sales ..............................   $     24,129    $     12,352
Sale of interests in oil and gas property
  (Note 4) .....................................        159,487         200,000
                                                   ------------    ------------
  Total revenues ...............................        183,616         212,352
                                                   ------------    ------------
Expenses

Production costs ...............................          5,107           4,949
Exploration costs ..............................        121,809          21,180
Depreciation, depletion and valuation allowance           3,991           5,158
Consulting .....................................            753             955
General and administrative .....................        142,776         114,867
                                                   ------------    ------------
  Total expenses ...............................        274,436         147,109
                                                   ------------    ------------

(Loss) earnings from operations ................        (90,820)         65,243
                                                   ------------    ------------
Other income (expense)
Interest income ................................          8,783           8,432
Interest expense ...............................            (14)           (973)
                                                   ------------    ------------
  Total other income (expense) .................          8,769           7,459
                                                   ------------    ------------

Net (loss) earnings ............................   $    (82,051)   $     72,702
                                                   ============    ============

(Loss) earnings per common share (Note 2)
   Net (loss) earnings per common share ........   $     (0.002)   $      0.002
                                                   ============    ============
Weighted average number of shares
  outstanding ..................................     36,683,233      36,618,470
                                                   ============    ============

(Loss) earnings per common share - assuming full dilution (Note 2)

   Net (loss) earnings per common share ........   $     (0.002)   $      0.002
                                                   ============    ============
Weighted average number of shares
  outstanding ..................................     36,683,233      36,618,470
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.


                        Mountains West Exploration, Inc.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 1996 and 1995

                                                              Capital in                                                  Total
                                                              Excess of      Stock        Accumulated     Treasury     Stockholders'
                                       Common Stock           Par Value     Warrants        Deficit         Stock         Equity
                               --------------------------    -----------   -----------    -----------    -----------    -----------
                                 Shares          Amount
                               -----------    -----------
Balances, December 31, 1994     36,635,720    $    36,636    $ 1,562,538   $    46,687    $(1,376,373)   $      --      $   269,488

Purchase of treasury stock .       (49,500)          --             --            --             --           (3,480)        (3,480)

Net earnings for the year
  ended December 31, 1995 ..          --             --             --            --           72,702           --           72,702
                               -----------    -----------    -----------   -----------    -----------    -----------    -----------

Balances, December 31, 1995     36,586,220         36,636      1,562,538        46,687     (1,303,671)        (3,480)       338,710

Retirement of common stock .       (20,000)           (20)          --            --           (2,020)          --           (2,040)

Retirement of treasury stock          --              (49)          --            --           (3,431)         3,480           --

Common stock issued (Note 7)       468,050            468         46,219       (46,687)          --             --             --

Net loss for the year ended
        December 31, 1996 ..          --             --             --            --          (82,051)          --          (82,051)
                               -----------    -----------    -----------   -----------    -----------    -----------    -----------

Balances, December 31, 1996     37,034,270    $    37,035    $ 1,608,757   $      --      $(1,391,173)   $      --      $   254,619
                               ===========    ===========    ===========   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                        Mountains West Exploration, Inc.
                            Statements of Cash Flows
                        For the Years Ended December 31,

                                                            1996         1995
                                                         ---------    ---------
Cash flows from operating activities

Cash received from customers .........................   $ 194,129    $ 212,352
Cash paid to suppliers and employees .................    (271,609)    (135,544)
Interest received ....................................       6,658        4,133
Interest paid ........................................         (14)        (973)
                                                         ---------    ---------
  Net cash (used in) provided by
    operating activities .............................     (70,836)      79,968
                                                         ---------    ---------
Cash flows from investing activities

Purchase of partnership interest .....................     (15,000)        --
Purchases of furniture and equipment .................        (285)      (4,829)
Purchases of oil and gas properties
  and mineral interests ..............................     (28,432)      (2,208)
Proceeds from advances ...............................      95,150       10,000
Purchases related to oil and gas
  venture ............................................     (71,910)      (8,877)
                                                         ---------    ---------
        Net cash (used in)
          investing activities .......................     (20,477)      (5,914)
                                                         ---------    ---------
Cash flows from financing activities

Proceeds from notes payable - officer ................      16,900         --
Repurchase of common stock ...........................      (2,040)      (3,480)
                                                         ---------    ---------
  Net cash provided by (used in)
    financing activities .............................      14,860       (3,480)
                                                         ---------    ---------

Net (decrease) increase in cash ......................     (76,453)      70,574

Cash, beginning of year ..............................     115,329       44,755
                                                         ---------    ---------

Cash, end of year ....................................   $  38,876    $ 115,329
                                                         =========    =========

Reconciliation of net (loss) earnings to cash flows from operating activities

Net (loss) earnings ..................................   $ (82,051)   $  72,702
Adjustments
  Depreciation, depletion, amortization,
    and valuation allowance ..........................       3,991        5,158
  Adjustment to oil and gas sales ....................      10,513         --
  Decrease in income taxes receivable ................        --          2,430
  Increase in due to officer .........................         206         --
  Decrease in deposit ................................        --          5,000
  Increase in accrued interest receivable ............      (2,125)      (4,299)
  Decrease increase in accounts payable ..............        --             (2)
  Decrease in accrued liabilities ....................      (1,370)      (1,021)
                                                         ---------    ---------
    Net cash (used in) provided by
      operating activities ...........................   $ (70,836)   $  79,968
                                                         =========    =========

Noncash investing and financing activities

MWEX was loaned $713,274 and $325,305 in 1996 and 1995, respectively, which was invested in its oil and gas property in Papua, New Guinea (Note 3).

MWEX retired 69,500 shares of its common stock in 1996, of which 49,500 shares were purchased in 1995 for $5,520.

During 1996, 468,050 shares of common stock were issued to previous warrant holders who elected not to exercise their warrants (Note 7).

The accompanying notes are an integral part of these financial statements.


                        Mountains West Exploration, Inc.
                         Notes to Financial Statements
                           December 31, 1996 and 1995


1)   Organization

     Mountains West Exploration, Inc. (MWEX) was organized for the purpose of acquiring interests in undeveloped oil and gas and mineral leases, reselling all or part of its interest in these leases to other companies in the oil and gas industry and engaging in other oil and gas activities. MWEX operates in the United States and in several foreign countries.

2)   Summary of Significant Accounting Policies

     Furniture and equipment
     -----------------------
     Furniture and equipment are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated useful life of five years. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property and equipment are capitalized.

     Oil and gas properties
     ----------------------
     MWEX uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on MWEX's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

     Income recognition on sale of oil and gas leases
     ------------------------------------------------
     Sales of interests in undeveloped oil and gas leases are accounted for utilizing the cost recovery method. Accordingly, for financial reporting purposes, gain on sales of interests in such leases is recognized only to the extent that total proceeds of the sale exceed MWEX's original cost in the leases. Gain is not recognized on sales in which a substantial obligation for future performance exists.

     Net earnings (loss) per share of common stock
     ---------------------------------------------
     Net earnings (loss) per common share has been computed based on the weighted average number of shares outstanding during each year. Stock warrants were not included in the full dilution computation for 1995, as they were antidilutive. During 1996, warrant holders elected not to exercise their options (Note 7).

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

3)   Oil and Gas Properties

     Capitalized costs using the successful efforts method related to MWEX's oil and gas activities as of December 31, 1996, are as follows:

                                                                   1996
                                                                ----------
        Proved developed properties                             $   14,779
        Proved shut-in property                                  2,627,506
                                                                ----------
                                                                 2,642,285
        Accumulated depreciation,
          depletion, and amortization,
          and valuation allowances                                 (14,779)
                                                                ----------
        Net capitalized costs                                   $2,627,506
                                                                ==========

     Costs incurred, whether capitalized or expensed, related to MWEX's oil and gas activities as of December 31, 1996, are as follows:

                                                     Papua
                                      United          New
                                      States         Guinea       Total
                                    ----------     ----------   ----------
        Acquisition of properties
          - Proved                  $   14,779     $     -      $   14,779
          - Proved - shut-in              -         2,627,506    2,627,506
                                    ----------     ----------   ----------
             Total                  $   14,779     $2,627,506   $2,642,285
                                    ==========     ==========   ==========
     Exploration costs              $     -        $  121,809   $  121,809
                                    ==========     ==========   ==========
     Development costs              $    3,991     $     -      $    3,991
                                    ==========     ==========   ==========

     In 1984, MWEX acquired a 2.5% interest in the Petroleum Prospecting License
     (PPL) #56 Joint Venture (the "Joint Venture") in Papua New Guinea. The Joint Venture owns three oil wells in the Southeast Gobe Field and the Gobe Main oil field. The remaining oil wells in these fields are owned by the Chevron PPL#161 Group in which MWEX owns no interest. The PPL#56 license expired in December 1996. Upon the expiration of the license, the Joint Venture petitioned the New Guinea government to issue new licenses to replace the old license. New licenses were issued by the government subsequent to December 31, 1996 (Note 12).

     The Joint Operating Agreement between the PPL#56 Joint Venture owners provides that the owners will advance for MWEX's benefit all the costs associated with the operation of the Joint Venture until such time as oil or gas is produced and sold from the concession. This obligation accrues interest at eight percent (8%) per annum. In addition to the amount loaned, accrued interest of $134,213 and $79,518 has been capitalized during 1996 and 1995, respectively, and is included in the total proved shut-in property category. If production is established on the property, MWEX will be required to pay for its share of costs to that date and also will be required to participate financially in any further drilling and development or risk the loss of its working interest in future wells.

     Information pertaining to the discounted future cash flows from the Papua New Guinea property was not available at December 31, 1996 and 1995.

     In April 1996, MWEX finalized its agreement to sell PPL#165 to Gedd, Inc., a related party (Note 4). At the time of execution of the agreement, MWEX has expended approximately $127,000 for application fees and costs related to the development of a two year work program related to PPL#165. Gedd, Inc. paid $170,000 for the license, resulting in a gain of $159,487 for MWEX, and agreed it would pay MWEX 25% of the total net revenue from any subsequent sale by Gedd, Inc. to a third party. In addition, the agreement provides MWEX will receive 25% of any interest retained by Gedd, Inc. in the license. The letter agreement of PPL#165 has been submitted to the New Guinea government for approval during 1996. This approval had not been obtained as of December 31, 1996.

     During 1995, MWEX sold its interests in PPL#143 and PPL#174 to Gedd, Inc. for a gain of $200,000.

4)   Related Party Transactions

     MWEX reimburses its president, Robert A. Doak, Jr., for various expenditures made on behalf of MWEX consisting mainly of travel expenses. In addition, the President of MWEX was paid $78,000 and $80,000 during the years ended December 31, 1996 and 1995, respectively. Amounts due from and to the President of MWEX at December 31, 1996, are as follows:

       Note receivable due May 15, 1998, interest
         at 4% per annum, mortgage on real estate
         and 3,000,000 shares of Mountains West
         Exploration, Inc. common stock are
         pledged as collateral                              $  100,000
                                                            ==========

       Accrued interest - note receivable                   $    6,024
                                                            ==========
       Note payable on demand, interest at 13%,
         uncollateralized                                   $   12,500

       Note payable on demand, interest at 17%,
         uncollateralized                                        4,400
                                                            ----------
         Total notes payable - officer                      $   16,900
                                                            ==========

       Accounts payable                                     $      206
                                                            ==========

     Robert A. Doak, Jr. owned 10,480,548 and 11,400,198 of MWEX's common stock at December 31, 1996 and 1995, respectively. These shares represent 28% and 31% of the total common stock shares outstanding at December 31, 1996 and 1995, respectively. The wife of Robert A. Doak, Jr., Frances Doak, owned 255,000 shares of these shares.

     The President of Gedd, Inc. is also on the Board of Directors of MWEX. During 1996, MWEX sold PPL#165 to Gedd, Inc. and sold two other PPL's to Gedd, Inc. in 1995 (Note 3).

5)   Mineral Interest

     MWEX owns various mineral deeds of property in Las Animas County, Colorado. The property is subject to a previous deed which reserved to a prior owner any coal located on the property.

6)   Due to Affiliates

     Amounts due to affiliates include the following at December 31, 1996:

          Due to owners of PPL#56 joint venture,
            interest 8% per annum, payable from
            future production                          $ 2,576,730
                                                       ===========

7)   Stock Warrants

     During 1991, MWEX sold 1,556,234 warrants to purchase its $.001 par value common stock for $.03 per share. Each warrant granted the owner the option to purchase one share of $.001 par value common stock for $.10 per share. During 1996, all the warrant holders elected not to exercise their warrants and received shares of common stock of MWEX equal to their option fee divided by $.10. A total of 468,050 shares of common stock were issued in 1996 to the previous warrant holders.

8)   Income Taxes

     MWEX had approximately $1,323,700 and $1,244,700 of federal net operating loss carryforwards at December 31, 1996 and 1995, respectively. The federal net operating loss carryforwards on December 31, 1996, expire on various dates between 1999 and 2011. MWEX also had approximately $1,189,100 and $1,161,200 of state net operating loss carryforwards at December 31, 1996 and 1995, respectively. The state net operating loss carryforwards on December 31, 1996, expire on various dates between 1999 and 2011.

     Temporary differences under SFAS 109 result from differences in bases of assets and liabilities for book and tax purposes. MWEX had the following temporary differences at December 31:

                                           1996            1995
                                        ---------       ----------

        Intangible drilling costs       $     -         $    2,525
        Accumulated depreciation             1,147           1,623
                                        ----------      ----------
                                        $    1,147      $    4,148
                                        ==========      ==========

     A reconciliation of differences between the effective tax rate of MWEX and the U.S. federal statuary rate for 1996 is as follows:

                                           1996            1995
                                        ---------       ---------

        Federal statutory rate             19%             18%
        Use of net operating loss         (15)%           (14)%
        State income tax benefit           (4)%            (4)%
                                        ---------       ---------
                                            -               -
                                        =========       =========

     MWEX's deferred tax assets and deferred tax liabilities are as follows:

                             December 31, 1996             December 31, 1995
                           -----------------------       ----------------------
                                        Deferred                    Deferred
                                        Income                      Income
                                        Tax Asset                   Tax Asset
                           Amount      (Liability)       Amount     (Liability)
                           ------      -----------       ------     -----------
Federal net operating
  loss carryforwards    $ 1,323,652    $   450,000    $ 1,244,665   $   423,200
State net operating
  loss carryforwards      1,189,138         59,500      1,161,248        58,100
Intangible drilling
  costs .............          --             --            2,525          (985)
Accumulated
  depreciation ......         1,147           (500)         1,623          (615)
                                       -----------                  -----------
                                           509,000                      479,700
Deferred income tax
  asset valuation
  allowance .........                     (509,000)                    (479,700)
                                       -----------                  -----------
Net deferred income
  tax asset .........                  $      --                    $      --
                                       ===========                  ===========

9)   Term Deposit Account - Restricted

     MWEX has $53,042 of cash in a term deposit account that is restricted for the purpose of guaranteeing a performance bond related to PPL#165. The performance bond was acquired in 1995 to guarantee that exploratory procedures would be performed on the property. The ownership of this cash remains with MWEX even though PPL#165 was sold Gedd, Inc. (Note 3).

10)  Investment in Partnership

     During 1996, MWEX obtained a .75% interest in the Urubamba Placer Mining Company (A Limited Partnership) for a cost of $15,000. This partnership was formed to mine and sell the minerals in the Urubamba and Yanatili rivers in Peru. The profits and losses of the partnership are to be shared in proportion to the ownership percentages of the partners.

11)  Cash and Advances

     During 1996 and 1995, participants in a project known as the Peru Oriente Project (the "Project") advanced $22,150 to MWEX for current and future costs related to the Project. MWEX is required to spend these funds only on costs related to the Project. As of December 31, 1996, costs incurred related to the Project amounted to $17,373. Cash in the amount of $4,777 at December 31, 1996, is restricted for future Project expenses.

     In addition, as part of MWEX's agreement with Gedd, Inc. related to the sale of PPL#165 (Note 3), MWEX received $83,000 from Gedd, Inc. during 1996 for costs related to PPL#165. As of December 31, 1996, $63,414 had been spent on costs related to PPL#165. Cash in the amount of $19,586 at December 31, 1996, is restricted for future PPL#165 expenses.

12)  Subsequent Events

     As noted in Note 3, upon the expiration of PPL#56 in December 1996, the Joint Venture petitioned the New Guinea government to issue new licenses. In February 1997, the New Guinea government authorized three new licenses, Petroleum Development License (PDL) #3, PPL# 189, and PPL#190. The oil wells previously located on PPL#56 are now located on PDL#3 which has been unitized with other PDL's that include oil wells owned by the Chevron PPL#161 Group. The name of the new unit is the Southeast Gobe Unit (the "Unit"). The government of New Guinea has issued an intent to exercise an option which would allow them to acquire a working interest in the Unit, which would result in MWEX having a .8718% interest in the Unit. If the government exercises their option, they would pay for their percentage of costs since inception, some of which had been paid by the PPL#56 Joint Venture. This reduction of costs to the PPL#56 Joint Venture would also reduce MWEX's liability to the other PPL#56 Joint Venture owners, as well as the asset that has been capitalized by MWEX.

     The gas wells previously located on PPL#56, are now located on PPL#189 and PPL#190. One of the owners of the former PPL#56 elected not to continue its full interest in the new licenses, which resulted in MWEX's interests in the new licenses increasing from 2.5% to a 5.051% interest in PPL#189 and to a 3.763% interest in PPL#190. The other owners of the PPL#56 Joint Venture will still pay MWEX's 2.5% share of costs as stated in Note 3, and MWEX will be required to pay for the costs related to the differences between their new ownership percentages and the 2.5% interest.

     MWEX also entered into an agreement in January 1997 to sell an 80% net revenue interest assignment of oil and gas leases located in Las Animas County, Colorado for a total of $60 per mineral acre, or $144,600. The agreement requires the purchaser to drill or cause to be drilled one well each six months beginning no later than July 1, 1997. A total of 15 drilled wells will satisfy the purchaser's obligation. At the end of the purchaser's drilling obligation and at such time as the purchaser has recovered all costs of drilling and operation incurred, the purchaser will assign MWEX a one-eighth working interest in the lease, wells, and production equipment. This sale was the result of efforts of a third party. The sales commission to this party will be paid from the sales proceeds.

13)  Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures about the Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments. MWEX has a number of financial instruments, none of which are held for trading purposes. The following methods and assumptions were used to estimate the fair values of each class of financial instruments for which it is practicable to estimate the values:

        Cash - the carrying amount approximates fair value.

        Note receivable,  accrued interest receivable, and short-term borrowings
        - the carrying amount approximates fair value because of the short periods to maturities.

        Advances - the carrying amount approximates fair value.

        Investment in partnership - carrying amount approximates fair value because the investment was purchased during the year ended December 31, 1996 and it is estimated that the fair value would not have significantly fluctuated from the date of purchase to December 31, 1996.

     It was not practicable to estimate the fair value of the Due to Affiliates liability in the amount of $2,576,730 at December 31, 1996. This liability is to be paid from production of the oil and gas property (Note 3). Because of the difficulty in estimating the amount, sales prices, and timing of future oil and gas production of this property, an estimate of the timing and amounts of payments of this liability cannot be reasonably determined.


                        Mountains West Exploration, Inc.
                           Supplementary Information
                        Oil and Gas Producing Activities
                         at December 31, 1996, and 1995
                                  (Unaudited)

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves

                                                             United States
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
Future cash inflows ..............................      $   --         $ 22,688
Future production and development costs ..........          (176)       (15,332)
Future income tax expenses .......................          --           (2,269)
                                                        --------       --------
Future net cash flows ............................          (176)         5,087

10% annual discount for estimated timing
  of cash flows ..................................          --           (1,308)
Standardized measure of discounted future
  net cash flows .................................      $   (176)      $  3,779
                                                        ========       ========

Future net cash flows during the years ended December 31:

                                                           1996          1995
                                                         --------      --------

Standardized measure, beginning of year ............     $  3,779      $ 12,728
Sales and transfers of oil and gas produced,
  net of production costs ..........................      (19,022)       (7,403)
Net changes in prices and production costs .........         --          (1,758)
Extensions, discoveries, and improved recovery,
        less related costs .........................         --            --
Development costs incurred during the period .......         --            --
Revisions of previous quantity estimates ...........       15,067           212
Accretion of discount ..............................         --            --
Net change in income taxes .........................         --            --
Other ..............................................         --            --
                                                         --------      --------
Standardized measure, end of year ..................     $   (176)     $  3,779
                                                         ========      ========

Reserve quantity information
                                                                                         1996
                                                   --------------------------------------------------------------------------------
                                                             United                    Papua
                                                             States                  New Guinea                    Total
                                                   --------------------------    ---------------------   --------------------------
                                                    Oil (bbl)      Gas (Mcf)    Oil (bbl)   Gas (Mcf)     Oil (bbl)      Gas (Mcf)
                                                   -----------    -----------    -------   -----------   -----------    -----------
Proved developed and undeveloped
  reserves
   Beginning of year ...........................           459        392,735    711,000     5,862,500       711,459      6,255,235
   Purchases of minerals in place ..............          --             --         --            --            --             --
   Extensions and discoveries, shut-in .........          --             --         --            --            --             --
   Production ..................................          (121)       (22,994)      --            --            (121)       (22,994)
   Revision of previous estimates ..............          (338)         5,259       --       4,454,935          (338)     4,460,194
   Sales of minerals in place ..................          --             --         --            --            --             --
                                                   -----------    -----------    -------   -----------   -----------    -----------
   End of year .................................          --          375,000    711,000    10,317,435       711,000     10,692,435
                                                   ===========    ===========    =======   ===========   ===========    ===========
Proved developed reserves
  Beginning of year ............................           459         17,735       --            --             459         17,735
                                                   ===========    ===========    =======   ===========   ===========    ===========

  End of year ..................................          --             --         --            --            --             --
                                                   ===========    ===========    =======   ===========   ===========    ===========

                                                                                           1995
                                                     ------------------------------------------------------------------------------
                                                               United                    Papua
                                                               States                  New Guinea                    Total
                                                     --------------------------  -----------------------   ------------------------
                                                      Oil (bbl)     Gas (Mcf)     Oil (bbl)   Gas (Mcf)     Oil (bbl)     Gas (Mcf)
                                                     -----------   -----------   ----------   ----------   ----------    ----------
Proved developed and undeveloped
  reserves
   Beginning of year .............................          831       393,093       602,500    5,662,500      603,331     6,055,593
   Purchases of minerals in place ................         --            --            --           --           --            --
   Extensions and discoveries, shut-in ...........         --            --            --           --           --            --
   Production ....................................         (145)      (14,353)         --           --           (145)      (14,353)
   Revision of previous estimates ................         (227)       13,995       108,500      200,000      108,273       213,995
                                                     ----------    ----------    ----------   ----------   ----------    ----------
   End of year ...................................          459       392,735       711,000    5,862,500      711,459     6,255,235
                                                     ==========    ==========    ==========   ==========   ==========    ==========

Proved developed reserves
   Beginning of year .............................          831        18,093          --           --            831        18,093
                                                     ==========    ==========    ==========   ==========   ==========    ==========

   End of year ...................................          459        17,735          --           --            459        17,735
                                                     ==========    ==========    ==========   ==========   ==========    ==========

The foregoing tables present MWEX's estimated proved oil and gas reserves as of December 31, 1996, and 1995. Reserve quantities of oil and gas are presented in barrels and thousands of cubic feet (Mcf), respectively. Reserve estimates are inherently imprecise and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. Estimates of new discoveries are more imprecise than those of producing oil and gas properties and, accordingly, the estimates are expected to change as future information becomes available. The estimate of reserve quantities was prepared by independent petroleum engineers in accordance with rules adopted by the Securities and Exchange Commission.

As used in the foregoing tabulation, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The proved reserves are further classified as developed and undeveloped.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.


                        Mountains West Exploration, Inc.
                            Supplementary Information
                 Results of Operations for Producing Activities
                 For the Years Ended December 31, 1996, and 1995
                                   (Unaudited)

                                                              United States
                                                           ---------------------
                                                            1996          1995
                                                           -------       -------
Revenues
  Sales ............................................       $24,129       $12,352
                                                           -------       -------
Expenses
  Production costs .................................         5,107         4,949
  Depreciation, depletion, and valuation
    allowance ......................................         2,525         4,055
                                                           -------       -------
    Total expenses .................................         7,632         9,004
                                                           -------       -------
  Results of operations from producing
    activities (excluding corporate
    overhead and interest costs) ...................       $16,497       $ 3,348
                                                           =======       =======

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No  principal  independent   accountant  resigned  (or  declined  to  stand  for
re-election) or was dismissed during the Company's two most recent fiscal years or any later interim period.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                    age             Positions held with Company
----                    ---             ---------------------------

Robert A. Doak, Jr.     69              Director, President and Treasurer
David G. Shier          56              Vice President, Secretary and Director
James M. Harmon         71              Director

Background information about each director and executive officer is as follows:

Robert A. Doak, Jr., was an organizer of the Company and became a director of the Company at its organizational meeting in 1979. He has served as the President and a Director of the Company since 1979. Prior to becoming employed by the Company, Mr. Doak was self-employed as a consulting geologist in Trinidad, Colorado and Santa Fe, New Mexico from 1969 to 1979.

David G. Shier, became a Company director and the Company's Vice President and Secretary in 1981 and has held those positions continuously since that time. Mr. Shier has been self-employed in real estate sales and real estate investments in Trinidad, Colorado from 1977 to present; executive Vice President of Trinidad National Bank from 1974 to 1977.

James M. Harmon, was appointed to the Company's Board of Directors on January 17, 1992. From 1986 to the present, Mr. Harmon has been the President and a director of GEDD, Inc., Bloomfield Hills, Michigan, a company engaged in the oil and gas business. From 1972 to 1986, Mr. Harmon was the President of Pounder & Harmon, Ltd., London, Ontario, Canada, a geologic consulting firm, and from 1962 to 1972 he was a partner in the geologic consulting firm of Beard and Harmon, in Michigan. Mr. Harmon is a graduate of the University of Oklahoma (1949), and is the past president of Ontario Petroleum Institute (OBI).

No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.
There are no family relationships among the members of the Board of Directors and Management.

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 1996.


                 number of
Capacities in     persons     Salaries and        Insurance     other forms of
Which Served     in group    Directors fees (1)   Benefits       Remuneration
------------     --------    --------------       --------       ------------
Directors           3           -0-                 -0-              -0-
Executive
Officers            1        $78,000 (2)            -0-              -0-

All Officers
and Directors
as a group          3        $78,000 (1)(2)         -0-              -0-
_________
(1) Directors are to be paid $300 per meeting attended by such director. Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees.
(2) Effective January 1, 1994, the President's salary was established at $6,500 per month, to the extent of funds being available for such payment. Any payment of salary not made in any month is carried forward, without interest, to be paid from the first otherwise uncommitted and available funds.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 1996, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

Directors.
---------

                               (2)                        (3)
  (1)                     Name and address        Amount and nature       (4)
Title of                       of                         of            Percent
 Class                    Beneficial owner       Beneficial ownership   of class
 -----                    ----------------       --------------------   --------

$0.001 par value         Robert A. Doak, Jr.       10,480,548 (1)         28.30%
  common stock      616 Central, S.E., Suite 213      direct
                        Albuquerque, NM 87102

$0.001 par value          David G. Shier              312,511 (2)          0.85%
  common stock         259 N. Commercial St.          direct
                     Trinidad, Colorado 81082

$0.001 par value         James M. Harmon            5,590,800 (3)         15.10%
  common stock        1820 The 600 Building          indirect
                        600 Leopard Street            99,633  (4)         0.269%
                   Corpus Christi, Texas 78473        direct

All Directors and officers as a group(1)(2)(3)(4)  10,892,262             29.41%
                                                      direct
                                                    5,590,800 (3)         15.10%
                                                     indirect
___________
(1) Includes 255,000 shares owned by Mr. Doak's wife.
(2) Includes 1,000 shares owned by Mr. Shier's wife.
(3) Shares are owned by GEDD, Inc., a Michigan corporation with offices at 1400 North Woodward Avenue, Suite 270, Bloomfield Hills, Michigan, of which Mr. Harmon is a director and President.
(4) Mr. Harmon acuired these shares as a result of the Company authorizing that shares be issued to holders of certain options. See Item 12. Certain Relationships and Related Transactions.

Beneficial Owner

                              (2)                       (3)
     (1)                Name and address         Amount and nature       (4)
   Title of                   of                         of            Percent
    Class               Beneficial owner        Beneficial ownership   of class

$0.001 par value     GEDD, Inc.                   5,590,800 Direct       15.28%
common stock         1400 North Woodward Ave.
                     Suite 270
                     Bloomfield Hills, Michigan

Item 12. Certain Relationships and Related Transactions.

1. Effective January 1, 1994, Mr. Doak's salary was increased from $6,000 to $6,500 per month, to the extent of funds being available for such payment. Any payment of salary not made in any month is to be carried forward, without interest, to be paid from the first funds otherwise uncommitted.
2. As discussed earlier in Item 1, in 1995, all of the Company's interest in PPL Licenses number 174 and 143 were sold to Gedd, Inc. for $200,000 to cover the costs of the work program of PPL 165. In April of 1996, a sale of PPL License 165 was sold to GEDD, Inc., subject to approval by the New Guinea government, which has not yet occurred. Gedd, Inc. and the Company agreed that if PPL License 165 is sold, the Company will receive 25% of all proceeds paid to GEDD, Inc. If GEDD, Inc. retains any interest in the License, the Company has the right to acquire 25% of such retained interest. At the present time GEDD, Inc. owns 100% of the License and the Company could elect to acquire a 25% interest in the License.
3. During 1996 the Company's President began discussions with certain persons holding options to purchase the Company's shares to determine whether those options would be exercised. Each of the option holders is a member of the management of Gedd, Inc., and each person paid $0.03 per share for the options when initially granted. It was agreed between the Company and the option holders that if the options were not exercised the Company would issue each option holder shares of the Company's stock, valued at $0.10 per share, for the money paid by the holders for their options. The shares, totaling 468,050 shares, were issued to the option holders at the end of the fiscal year. Mr. Harmon, a Company Director, received 99,633 shares through this transaction.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

      (1) Financial Statements.
            Independent Auditors' report
            Balance Sheets at December 31, 1996 .
            Statements of Operations for the years ended December 31, 1996 and 1995.
            Statements of Stockholders' Equity for the years ended
              December 31, 1996 and 1995.
            Statements of Cash Flows for the years ended December 31, 1996 and 1995.
            Notes to Financial Statements at December 31, 1996 and 1995. Supplementary Information, Oil and Gas Producing Properties at
              December 31, 1996 and 1995

(b)  Reports on Form 8-K:
     -------------------

The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report:

(c) Exhibits:
    ---------

(1) The Registrant's Articles of Incorporation and Bylaws are incorporated herein by reference to SEC file No. 2-69024, filed September 2, 1980.

(11) Statement re computation of per share earnings. See Note 2 to the financial statements.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOUNTAINS WEST EXPLORATION, INC.



Robert A. Doak, Jr.                                   Date: March 27, 1997
----------------------------------------
Robert A. Doak, Jr., President and Chief
                     Executive Officer and
                     Chief Financial Officer


In accordance with the Exchange Act,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Robert A. Doak, Jr.                                   Date: March 27, 1997
-----------------------------
Robert A. Doak, Jr., Director



David G. Shier                                        Date: March 27, 1997
-----------------------------
David G. Shier, Director



James M. Harmon                                       Date: March 27, 1997
----------------------------
James M. Harmon, Director