Form 10QSB
period 1997-03-31
MOUNTAINS WEST EXPLORATION INC
filed 1997-05-12
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1997

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________________ to ________________


Commission File Number: 0-9500


                         MOUNTAINS WEST EXPLORATION, INC.
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at May 12, 1997, was 37,034,270 shares.

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                         MOUNTAINS WEST EXPLORATION, INC.
                             CONDENSED BALANCE SHEET
                                    UNAUDITED
                                  March 31, 1997

ASSETS
 Current Assets
  Cash ......................................................       $    35,507
  Account receivable/prepaid expenses .......................             7,424
                                                                    ___________
     Total current assets ...................................            42,931

 Furniture and Equipment

  Office furniture and equipment, at cost ...................            17,119
  Less accumulated depreciation .............................            (9,541)
                                                                    ___________
     Net furniture and equipment ............................             7,578

 Oil and gas properties, using the successful
   efforts method (Note 3) ..................................         2,758,907
 Less accumulated depreciation, depletion and
   amortization .............................................           (14,778)
                                                                    ___________
     Net oil and gas properties .............................         2,744,129

 Other assets
   Term deposit account - restricted (Note 3) ...............            53,042
   Note receivable, officer .................................           100,000
   Investment in partnership ................................            15,000
   Mineral Interest .........................................            40,083
                                                                    ___________
     Total other assets .....................................           208,125
                                                                    ___________
     Total assets ...........................................       $ 3,002,763
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Advances .................................................       $    24,363
   Accounts payable .........................................            16,002
   Accrued liabilities ......................................             4,331
   Note payable officer .....................................            16,370
   Due to affiliates ........................................         2,693,352
                                                                    ___________
     Total current liabilities ..............................         2,754,418

 Stockholders' equity
   Common Stock, $.001 par value, authorized:
    50,000,00 shares, issued and outstanding
    37,034,270 shares .......................................            37,035
   Capital in excess of par value ...........................         1,608,757
   Accumulated  deficit .....................................        (1,397,447)
                                                                    ___________
     Total Stockholders Equity ..............................           248,345
                                                                    ___________
     Total liabilities and stockholders equity ..............       $ 3,002,763
                                                                    ===========


                         MOUNTAINS WEST EXPLORATION, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 31, 1997    March 31, 1996

REVENUES
 Oil and Gas Sales ........................      $     10,895       $      3,680
 Lease Income .............................            13,655               --
 Interest in sale of
    oil & gas property ....................              --              170,000
                                                 ____________       ____________
                                                       24,550            173,680
EXPENSES
 Production costs .........................             4,205            106,096
 Depreciation and depletion ...............               366              1,276
 Consulting ...............................               264               --
 General and administrative ...............            26,536             41,937
                                                 ____________       ____________
    Total expenses ........................            31,371            149,309

(Loss) Gain from operations ...............            (6,821)            24,371

OTHER INCOME
 Interest income ..........................             1,090              2,063
 Interest expense .........................              (313)              --
 Other expense ............................              (230)              --
                                                 ____________       ____________
    Total other income (loss) .............               547              2,063
                                                 ____________       ____________
Net earnings ..............................      $     (6,274)      $     26,434
                                                 ============       ============


Earnings (loss) per common share: .........      $       0.00       $       0.00
                                                 ============       ============

Weighted Average Number of Shares
  Outstanding (Note 2) ....................        37,034,270         36,635,720
                                                 ============       ============



                         MOUNTAINS WEST EXPLORATION, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                     UNAUDITED

                                                       Three Months Three Months
                                                          Ended        Ended
                                                         March 31,    March 31,
                                                           1997        1996

 Cash flows from operating activities

  Cash received from customers .......................   $  49,295    $ 173,680
  Cash paid to suppliers & employees .................     (52,441)    (146,752)
  Interest received ..................................          90        2,063
  Interest paid ......................................        (313)        --
                                                         _________    _________
   Net cash (used) provided
      by operating activities ........................      (3,369)      28,991


 Cash flows from investing activities

  Proceeds from advances .............................        --         10,000
  Purchases related to oil and gas venture ...........        --         (8,496)
                                                         _________    _________
   Net cash provided by investing activities .........        --          1,504


 Cash flows from financing activities
  Purchase of Treasury Stock .........................        --         (2,040)
                                                         _________    _________
   Net cash used by financing activities .............        --         (2,040)

                                                         _________    _________
 Net (decrease) increase in cash .....................      (3,369)      28,455
 Cash at beginning of period .........................      38,876      115,329
                                                         _________    _________
 Cash at end of period ...............................   $  35,507    $ 143,784
                                                         =========    =========


Reconciliation of net (loss) earnings to cash flows from operating activities:

 Net (loss) earnings .................................   $  (6,274)   $  26,434
  Adjustments
  Depreciation, depletion and
   amortization ......................................         366        1,276
 (Increase) decrease in prepaid
   expenses and accounts receivable ..................      (1,000)         875
  Increase in advances, accounts payable
   and accrued liabilities ...........................       3,539          406
                                                         _________    _________
    Net cash (used) provided by
      operating activities ...........................      (3,369)      28,991
                                                         =========    =========

Noncash Investing or Financing Activities:

MWEX was loaned $116,623 and $315,043 in the first quarter 1997 and 1996, respectively, which was invested in its oil and gas property in Papua, New Guinea.


                         MOUNTAINS WEST EXPLORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1997


I. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The balance sheet at March 31, 1997 and statements of operations and statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of operating results for the full year.

2. NOTES TO FINANCIAL STATEMENTS.

Net income or loss per common share has been computed based on the weighted average number of shares outstanding during the period.

3.  OIL AND GAS PROPERTIES

Capitalized costs using the successful efforts method related to the Company's oil and gas activities as of March 31, 1997 are as follows:

    Proved developed properties                       $    14,779
    Proved shut - in property                           2,744,129
    Accumulated depreciation, depletion,
      amortization and valuation allowances               (14,779)
                                                      ___________
    Net capitalized costs                             $ 2,744,129
                                                      ===========

4.   CONTINGENCIES

MWEX has $53,042 of cash in a term deposit account that is restricted for the purpose of guaranteeing a performance bond related to PPL#165. The performance bond was acquired in 1995 to guarantee that exploratory procedures would be performed on the property. The ownership of this cash remains with MWEX even though PPL#165 was sold to Gedd, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

During the quarter ended March 31, 1997, oil and gas sales were $10,895 as compared to $3,680 for the same period in the prior year. Significant increases in such revenues are not anticipated by management to occur during the remainder of the current fiscal year or until there is production from the Southeast Gobe Oil and Gas Field.

As previously reported, certain transactions involving the Company's Papua New Guinea operations occurred that will have a material effect on the Company in future quarters and years. Those are:

a. The three oil wells in which the Company has an interest have been included in Petroleum Development License (PDL) has been unitized with Chevron Oil Company's existing PDL to the north. The two new PDLs will be developed into the Southeast Gobe and Gobe Main oil and gas Fields. Development of this field is well under way with an anticipated first production scheduled for early 1998. As a result of the government's exercising its option to acquire a 22.5% interest in the unitized PDLs, the Company's interest in the unitized PDL will be a net 0.88%. Management anticipates that this interest will result in initial production to the Company's interest of approximately 200 barrels of oil per day. The Company's expenses in this unit are to be carried until production from the wells located in the Southeast Gobe field is first sold.

b. The costs of the gathering system that will be required to get the oil from the unit to sale has been estimated at more than $175,000,000, none of which will be borne by the Company until after the first sale of production. After that time, all of the money realized from the sale of the oil will be devoted to repayment of the Company's carried cost in the project. Management estimates that the Company's total carried cost will be approximately $3,000,000, which, at the production rate of 200 barrels per day to the Company's interest will take approximately 36 months to pay out after production begins.

c. During the quarter ended March 31, 1997, the government notified the partners of its election to exercise its option to acquire 22.5% of the PDL's. Finalization of the acquisition occurred on April 29, 1997. As a part of the acquisition the government paid each partner 22.5% of its costs in the project. At the date of this Report, the Company is not able to state what the effect this transaction will have on its financial statements other that its anti-cipated reduction of debt and carrying cost of the assets to the extent of the payment.

d. The effect of the exercise of the government's option has been a reduction in all of the partners' interest in the Southeast Gobe field. The Company's interest in the Southeast Gobe Field was reduced from 2.5% to 1.93% which is an interest of approximately 0.88 of the unitized field.

e. The northern part of PPL 56 is now PPL 190-Fold Belt License. This block of approximately 462,632 acres (17,409 net to the Company's interest) has many very prospective surface structures located on it. One of these structures will be drilled during the first two years of the license. A reallocation of interests has increased the Company's interest in this license from 2.5% to 3.763%. During the first few months of the new License existence the Company will have to fund its share of a new seismic program which it is estimated will be approximately $37,630. The Iehi shut-in gas field lies on this license but the reserves are insignificant at this time. The Company will have to fund its percentage of most of the work program of the license which calls for a total expenditure of $13,500,000 over the next six years. Of the total costs that must be incurred by the Company on this new License, 2.5% are subject to the carried interest granted in PPL 56, therefore, the Company is obligated to pay only 1.263% of the total costs incurred prior to production from any of the properties originally encompassed by PPL 56. Management estimates that the Company's cost in this new concession over the next year will be approximately $200,000.

f. The southern part of PPL 56 has been reissued as Foreland PPL 189 Application, which contains approximately 483,661 acres (24,429 net acres to the Company's interest.) As a result of a reallocation of interests, the Company's interest in this License has been increased from 2.5% to 5.051%. This license has the Barikewa shut-in gas field located on it, which has gas reserves estimated from 163 billion cubic feet to as high as 1590 billion cubic feet. Further evaluation will be made to more precisely define the true reserves of this field. Plans to build at least one LNG plant near Port Moresby has been announced and Chevron has announced plans to build a gas pipeline from Papua, New Guinea into Northern Australia which, it plans to have in operation within four years. Either an LNG plant or the proposed pipeline should greatly increase the value of the gas reserves at Barikewa. The Company will have to fund most of its share of the work program of this license which calls for an expenditure of approximately $6,250,000 over a period of six years, with approximately $56,000 to be paid by the Company over the next year.

g. Petroleum Prospecting License No. 165, owned by the Company and Gedd PNG is being evaluated at this time. An aeromagnetic survey has been completed and the Company is awaiting the results of the survey which will determine if there is one or more drillable structures on the license. Gedd is funding the work program of this license.

With the increased activity and development in Papua New Guinea, the Company is now seeking funds to carry forward the programs which are currently under way. With oil production only a little over a year away and the gas reserves in Papua New Guinea currently being studied for early development, the Company believes that it will be able to acquire the necessary funds, either through borrowing or through sale of equity, to meet its payment obligations under each of the licenses. However, the Company does not presently have the liquidity that may be necessary to meet any call for payment of expenses and the Company has no present assurance of the availability of any of the funds that may be needed at the time needed. The failure of the Company to meet any cash call made on it for its share of the expenses incurred on any concession could result it its losing its interest in the concession.

Changes in Financial Condition

The Company has experienced a decline in cash but has increased total assets through the first three months of the current fiscal year. The Company's primary liability is a continually developing carried interest in certain New Guinea oil and gas rights. Total liabilities aside from this obligation are approximately $60,000. It is Management's belief that the Company will be able to continue to meet its financial commitments during the coming fiscal year.

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


Robert A. Doak, Jr.                                             May 12, 1997
________________________________________________________
Robert A. Doak, Jr.   President, Chief Executive Officer
                       and Chief Financial Officer