Form 10QSB
period 1997-06-30
MOUNTAINS WEST EXPLORATION INC
filed 1997-08-19
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1997

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


                         616 CENTRAL AVE. SE., SUITE 213
                          ALBUQUERQUE, NEW MEXICO 87102
               (Address of principal executive offices) (Zip Code)

                                 Not Applicable
              (Former names, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at July 14, 1997, was 37,018,970 shares.


                                     PART I

Item 1. FINANCIAL STATEMENTS

                        MOUNTAINS WEST EXPLORATION, INC.
                             CONDENSED BALANCE SHEET
                                  June 30, 1997
                                    Unaudited

ASSETS
 Current Assets
  Cash .....................................................        $    27,202
  Accounts receivable/prepaid expenses .....................             10,179
                                                                    ___________
     Total current assets ..................................             37,381

 Furniture and Equipment
  Office furniture and equipment, at cost ..................             17,120
   Less accumulated depreciation ...........................            (10,541)
                                                                    ___________
     Net furniture and equipment ...........................              6,579

 Oil and gas properties, using the successful
  efforts method (Note 3) ..................................          2,476,883
 Less accumulated depreciation, depletion and
  amortization .............................................            (14,779)
                                                                    ___________
      Net oil and gas properties ...........................          2,462,104

 Other Assets
  Term deposit account - restricted (Note 3) ...............             53,042
  Note receivable, officer .................................            100,000
  Mineral Interest .........................................             40,083
  Other Investments ........................................             15,000
                                                                    ___________
   Total other assets ......................................            208,125
                                                                    ___________
   Total assets ............................................        $ 2,714,189
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Advances ..................................................        $    24,363
 Advanced payroll ..........................................              6,675
 Accounts payable ..........................................             16,002
 Accrued liabilities .......................................              3,259
 Line of credit ............................................             34,500
 Note payable - officer ....................................              9,276
 Due to affiliates .........................................          2,351,891
                                                                    ___________
   Total current liabilities ...............................          2,445,966

Shareholder's Equity
 Common Stock, $.001 par value, authorized:
  50,000,00 shares, issued 37,018,970
  shares; outstanding 37,018,970 shares ....................             37,019
 Capital in excess of par value ............................          1,607,997
 Accumulated  deficit ......................................         (1,376,793)
                                                                    ___________
   Total stockholders' equity ..............................            268,223
                                                                    ___________
   Total liabilities and stockholders' equity ..............        $ 2,714,189
                                                                    ===========

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                Three Months       Three Months
                                                    Ended              Ended
                                                June 30, 1997      June 30, 1996

REVENUES
 Oil and Gas Sales .......................      $     14,321       $      5,734
 Lease Income ............................              --                 --
 Other operating income ..................            33,898               --
                                                ____________       ____________
   Total income ..........................            48,219              5,734

EXPENSES
 Production costs ........................             1,805              1,200
 Depreciation and depletion ..............             1,000              1,276
 Consulting ..............................             1,150               --
 General and administrative ..............            59,337             58,401
                                                ____________       ____________
   Total expenses ........................            63,292             60,877

   Loss from operations ..................           (15,073)           (55,143)

Other income
 Interest income .........................            38,364              1,899
 Interest expense ........................            (1,563)               (13)
 Other ...................................            (1,074)              --
                                                ____________       ____________
   Total other income (loss) .............            35,727              1,886
                                                ____________       ____________
   Net earnings ..........................      $     20,654       $    (53,257)
                                                ============       ============

Earnings (loss) per common share: ........      $      0.001       $     (0.001)
                                                ============       ============
Weighted Average Number of Shares
  Outstanding (Note 2) ...................        37,026,620         36,635,720
                                                ============       ============

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                  Six Months        Six Months
                                                     Ended             Ended
                                                 June 30, 1997     June 30, 1996
REVENUES
 Oil and Gas Sales .........................     $     25,216      $      9,414
 Lease Income ..............................           13,655              --
 Other operating income ....................           33,897              --
 Interest in sale of oil & gas property ....             --             170,000
                                                 ____________      ____________
                                                       72,768           179,414
EXPENSES
 Production costs ..........................            6,010           107,296
 Depreciation and depletion ................            1,366             2,552
 Consulting ................................            1,414              --
 General and administrative ................           85,872           100,338
                                                 ____________      ____________
   Total expenses ..........................           94,662           210,186

   Loss from operations ....................          (21,894)          (30,772)

Other income
 Interest income ...........................           39,454             3,962
 Interest expense ..........................           (1,876)              (13)
 Other .....................................           (1,304)             --
                                                 ____________      ____________
   Total other income ......................           36,274             3,949
                                                 ____________      ____________
   Net earnings (loss) .....................     $     14,380      $    (26,823)
                                                 ============      ============

Earnings (loss) per common share: ..........     $      0.001      $     (0.001)
                                                 ============      ============
Weighted Average Number of Shares
  Outstanding (Note 2) .....................       37,033,887        36,566,220
                                                 ============      ============

                 See accompanying notes to financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                    Six Months      Six Months
                                                       Ended            Ended
                                                   June 30, 1997   June 30, 1996

Cash flows from operating activities
 Cash received from customers ...................   $  97,514       $ 180,918
 Cash paid to suppliers & employees .............    (112,960)       (207,498)
 Interest received ..............................      38,454           3,962
 Interest paid ..................................      (1,876)            (13)
                                                    _________       _________
   Net cash provided (used) by
     operating activities .......................      21,132         (22,631)

Cash flows from investing activities
 Purchases related to oil and gas venture .......     (59,438)        (17,218)
                                                    _________       _________
   Net cash used by investing activities ........     (59,438)        (17,218)

Cash  Flows from Financing Activities
 Net draw on line of credit .....................      34,500            --
 Repayment of officer loan ......................      (7,092)           --
 Retirement of stock ............................        (776)         (2,040)
                                                    _________       _________
   Net cash provided (used) by
      financing activities ......................      26,632          (2,040)

Net decrease in cash ............................     (11,674)        (41,889)
Cash at beginning of period .....................      38,876         115,329
                                                    _________       _________
Cash at end of period ...........................   $  27,202       $  73,440
                                                    =========       =========

Reconciliation of net income (loss) to cash flows provided (used) by operating activities:

Net earnings (Loss) .............................   $  14,380       $ (26,823)
 Adjustments
  Depreciation, depletion and
   amortization .................................       1,366           2,552
  Increase in prepaid expenses
   and accounts receivable ......................      (3,756)           (551)
  Increase in advances, accounts payable
   and accrued liabilities ......................       9,142           2,191
                                                    _________       _________
Net Cash provided by operating activities .......   $  21,132       $ (22,631)
                                                    =========       =========

Noncash Investing or Financing Activities:

The Company was loaned $482,284 & $573,563 for the six month periods ended June 30, 1997 and 1996, respectively. These amounts were invested in its oil and gas property in Papua, New Guinea. In the second quarter of 1997, the government of New Guinea acquired $707,123 of the Company's oil and gas interests. This amount was credited to the Company's obligation to other GOBE affiliates.

                 See accompanying notes to financial statements


                        MOUNTAINS WEST EXPLORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The balance sheet at June 30, 1997, statements of operations and statements of cash flows for the six months ended June 30, 1997 and 1996 and statements of operations for the three month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31,1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of operating results for the full year.

2. NOTES TO FINANCIAL STATEMENTS.

Net income or loss per common share has been computed based on the weighted average number of shares outstanding during the period.

3.  OIL AND GAS PROPERTIES

Capitalized costs using the successful efforts method related to the Company's oil and gas activities as of June 30, 1997 are as follows:

                 Proved developed properties ..   $    14,779
                 Proved shut - in property ....     2,476,883
                 Accumulated depreciation,
                    depletion, amortization and
                    valuation allowances ......       (14,779)
                                                  ___________
                 Net capitalized costs ........   $ 2,476,883
                                                  ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

During the quarter ended June 30, 1997, oil and gas sales were $25,216, compared to $9,414 for the same period in the prior year. In addition, the Company had $33,897 in other operating income during the quarter. Significant increases in such revenues are not anticipated by management to occur during the remainder of the current fiscal year or until there is production from the Southeast Gobe Oil and Gas Field.

The status of the Company's properties is as follows:

Colorado

The Company owns approximately 2,400 acres of mineral interest in Las Animas County, Colorado. During the quarter these properties were leased to a corporation with offices in Texas. The Company received, after payment of certain finders fees, $13,900 for the leases and retained a royalty interest of 2.5% and mineral interest of 15% in the properties.

Following the leasing of the properties, the Texas corporation questioned the Company's title in portions of the acreage. Thereupon, the Company undertook a quiet title action and on June 24, 1997 the District Court for the County entered and order finding that the Company owned all mineral interest in the properties.

Papua New Guinea

a. Petroleum Development License (PDL) 3. The three oil wells in which the Company has an interest are located on this license. This license has been unitized with Chevron Oil Company's PDL 4 to the north. The two new PDLs encompass the Southeast Gobe Oil and Main Gobe Fields. Development of these fields is well under way with an anticipated first production scheduled during the first quarter of 1998. The Company's interest in the unitized production, after exercise by the government of its right to acquire a 22 1/2% interest in the fields, will be a net 0.88% interest which will result in an anticipated initial production to the Company's interest of approximately 200 barrels of oil per day. The Company's expenses in this unit is to be carried until the first production from PDL 3 is sold. Thereafter, the Company must pay its share of all costs of PDL 3. The costs of getting the oil from the unit to sale has been estimated at more than $175,000,000, none of which will be borne by the Company until after the first sale of production. After that time, all of the money realized from the sale of the oil will be devoted to repayment of the carried cost of the project, now estimated to be approximately $300,000,000, which Management believes will pay out in approximately three years if the Company's share of production is at least 200 barrels over that period of time.

b. PPL 189. This license contains approximately 483,661 acres in which the Company owns a 5.051% working interest. The Barikewa shut-in gas field is located on this license and has gas reserves estimated from a low of 163 billion cubic feet to a high of 1590 billion cubic feet. Further evaluation will be made to more precisely define the true reserves of this field. Plans to build at least one LNG plant near Port Moresby has been announced and Chevron has announced plans to build a gas pipeline from Papua New Guinea into Northern Australia. Either an LNG plant or the proposed pipeline should greatly increase the value of the gas reserves at Barikewa. The Company will have to fund its share of most of the work program of this license which calls for an expenditure of approximately $6,250,000 over a period of six years. Management anticipates that the Company's cost over the next year will be approximately $56,000.

c. PPL 190. This block of approximately 462,632 acres has many very prospective surface structures located on it. One of these structures will be drilled during the first two years of the license. The Company has a 3.763% interest in this license. During the previous quarter a new seismic program costing approximately $1,000,000 was undertaken on the property, but has not yet been completed and evaluated. The work program for this license calls for an expenditure of $13,500,000 over the next six years and the Company will be required to pay its percentage share of these costs. Of the total costs that must be incurred by the Company on this new License, 2.5% are subject to the carried interest granted in PPL 156, therefore, the Company is obligated to pay only 1.263% of the total costs incurred prior to production from PDL 3 discussed above. The Company was not required to nor did it make any expenditures in relation to the seismic program during the quarter. The Partners intend drilling an exploratory well on this license that will test the Wasuma structure. The well will be started near the end of 1997, and the Company's anticipated costs in the well will be approximately $150,000.

The Iehi shut-in gas field lies on this license but the reserves are insignificant at this time.

d. PPL No. 165. Oil Search, Gedd PNG and the Company have reached an agreement looking toward the exploration, and if warranted, the development of the lands covered by this license. Under the agreement, the Company will recapture certain of its costs in acquiring and maintaining the license, and the three parties will surrender PPL 165 and apply for a new Prospecting Permit License covering the newly defined lands that will include lands originally within the boundaries of PPL 165. The Company has will have a 5% working interest in the new license and its costs will be carried up to the drilling of the first exploration well that will be drilled on the license.

The Company is continuing to seek funds to carry forward the programs which are currently under way. With oil production only a little over nine months away and the gas reserves in Papua New Guinea currently being studied for early development, the Company should be able to acquire the necessary funds, either through borrowing or through sale of equity, to meet its payment obligations under each of the licenses. However, the Company does not presently have the liquidity that may be necessary to meet any call for payment of expenses and the Company has no present assurance of the availability of any of the funds that may be needed at the time needed. The failure of the Company to meet any cash call made on it for its share of the expenses incurred on any concession could result it its losing its interest in the concession.

Changes in Financial Condition

During the quarter the Company has experienced a decline in cash and total assets through the first six months of the current fiscal year due to the aquisition of approximately $700,000 of the Company's interest in oil and gas interests in Papua, New Guinea by the government. The Company's total debt decreased proportionately. The Company's primary liability is a continually developing carried interest in certain New Guinea oil and gas rights. The Company's total liabilities other than those created by this carried interest are approximately $95,000. It is Management's belief that the Company will be able to continue to meet its financial commitments during the remainder of the fiscal year.

As noted above, during the first six months of the year, the Company experienced a decrease in total assets because of the exercise by Papua New Guinea of its option to acquire an interest in the PDLs. Due to this acquisition, the Company's debt was reduced by approximately $700,000, while its interest in the production from the properties was reduced to approximately .88%. The Company's interest in the PDL remains carried until the first production from the PDL is sold.

It is management's belief expenditures for the rest of the year will be minimal and will, in addition to the ordinary day-to-day costs of operations of the Company's offices in Albuquerque, consist of the costs of the President's travel to New Guinea to meet with other owners of interests in which the Company has an interest, including the owners of the PDL and all of the PPLs. Because of the effort being devoted to completing pipe-line and bringing this property on production Management cannot predict how many such trips may be necessary. Because Oil Search has agreed to bear the costs of developing an exploration program for PPL 165, Management does not anticipate any additional costs or expenses related to that license until the time that a well on the license must be drilled, which Management believes will not be until 1998, at the earliest.

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




Robert A. Doak, Jr.                                           August 18, 1997
--------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer