Form 10QSB
period 1997-09-30
MOUNTAINS WEST EXPLORATION INC
filed 1997-11-14
CIK 319040

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended: September 30, 1997

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at November 10, 1997, was 38,019,270 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

                        MOUNTAINS WEST EXPLORATION, INC.
                             CONDENSED BALANCE SHEET
                               September 30, 1997
                                    Unaudited

ASSETS

Current Assets
  Cash .......................................................            4,954
  Account receivable/prepaid expenses ........................           10,400
                                                                     ----------
     Total current assets ....................................           15,354

Property and Equipment
  Office furniture and equipment, at cost ....................           17,120
  Less accumulated depreciation ..............................          (10,541)
                                                                     ----------
    Net property and equipment ...............................            6,579

Oil and gas properties, using the successful
  efforts method (Note 3) ....................................        2,849,188
Less accumulated depreciation, depletion
  and amortization ...........................................          (14,779)
                                                                     ----------
Net oil and gas properties ...................................        2,834,409

Other assets
  Term deposit account - restricted ..........................           53,042
  Note receivable, officer ...................................          100,000
  Mineral Interest ...........................................           40,083
  Other Investments ..........................................           15,000
                                                                     ----------
    Total other assets .......................................          208,125
                                                                     ----------

                                                                      3,064,467
                                                                     ==========
LIABILITIES AND SHAREHOLDERS EQUITY


Current Liabilities
  Advances ...................................................           24,363
  Accounts Payable ...........................................           16,002
  Accrued liabilities ........................................           19,832
  Note Payable Officer .......................................           14,150
  Line of credit .............................................           35,000
  Due to affiliates ..........................................        2,706,851
                                                                     ----------
    Total Current Liabilities ................................        2,816,198

Shareholder's Equity
  Common Stock, $.001 par value, authorized:
    50,000,00 shares, issued 38,019,270 shares;
    outstanding 38,019,270 shares ............................           38,019
  Capital in excess of par value .............................        1,617,027
  Accumulated  deficit .......................................       (1,406,777)
                                                                     ----------
    Total Stockholders Equity ................................          248,269
                                                                     ----------

                                                                      3,064,467
                                                                     ==========

                 See accompanying notes to financial statements.



                       MOUNTAINS WEST EXPLORATION, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                     UNAUDITED

                                                  Three Months    Three Months
                                                     Ended           Ended
                                                  September 30,   September 30,
                                                      1997            1996
                                                  ------------    ------------
REVENUES
 Oil and Gas Sales ............................   $      6,268    $      7,394
                                                  ------------    ------------
   Total income ...............................          6,268           7,394

EXPENSES
 Production costs .............................          1,038           1,351
 Depreciation and depletion ...................           --             1,276
 Consulting ...................................           --               438
 General and administrative ...................         32,618          27,055
                                                  ------------    ------------
   Total expenses .............................         33,656          30,120
                                                  ------------    ------------

   Loss from operations .......................        (27,388)        (22,726)

Other income
 Interest income ..............................          1,008           1,463
 Interest expense .............................         (2,053)           --
 Other ........................................         (1,551)           --
                                                  ------------    ------------
   Total other income (loss) ..................         (2,596)          1,463
                                                  ------------    ------------

   Net earnings ...............................   $    (29,984)   $    (21,263)
                                                  ============    ============

Loss per common share .........................   $     (0.001)   $     (0.001)
                                                  ============    ============
Weighted Average Number of Shares
  Outstanding (Note 2) ........................     37,475,788      36,566,220
                                                  ============    ============

                 See accompanying notes to financial statements



                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                Nine Months        Nine Months
                                                   Ended              Ended
                                                September 30,      September 30,
                                                    1997               1996
                                                ------------       ------------

REVENUES
 Oil and Gas Sales .......................      $     31,484       $     16,808
 Lease Income ............................            13,655               --
 Other operating income ..................            33,897               --
 Interest in sale of
   oil & gas property ....................              --              170,000
                                                ------------       ------------
                                                      79,036            186,808
EXPENSES
 Production costs ........................             7,048            108,647
 Depreciation and depletion ..............             1,366              3,828
 Consulting ..............................             1,414              6,438
 General and administrative ..............           118,490            121,394
                                                ------------       ------------
   Total expenses ........................           128,318            240,307
                                                ------------       ------------
   Loss from operations ..................           (49,282)           (53,499)

Other income
 Interest income .........................            40,462              5,412
 Interest expense ........................            (3,929)              --
 Other ...................................            (2,855)              --
                                                ------------       ------------
   Total other income ....................            33,678              5,412
                                                ------------       ------------

   Net Loss ..............................      $    (15,604)      $    (48,087)
                                                ============       ============

Loss per common share ....................      $     (0.001)      $     (0.001)
                                                ============       ============
Weighted Average Number of Shares
  Outstanding (Note 2) ...................        37,182,807         36,589,387
                                                ============       ============

                 See accompanying notes to financial statements.



                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                      1997            1996
                                                   ------------    ------------

Cash flows from operating activities
 Cash received from customers .................    $    103,782    $    207,312
 Cash paid to suppliers & employees ...........        (138,490)       (238,827)
 Interest received ............................          39,462           5,425
 Interest paid ................................          (3,929)            (13)
                                                   ------------    ------------
   Net cash provided (used) by
     operating activities .....................             825         (26,103)

Cash flows from investing activities
 Acquisition of fixed assets ..................            --            (1,520)
 Acquisition of oil, gas
   & mineral interests ........................         (76,783)        (14,080)
                                                   ------------    ------------

   Net cash used by investing activities ......         (76,783)        (15,600)

Cash  Flows from Financing Activities
 Net draw on line of credit ...................          35,000            --
 Repayment of officer loan ....................          (2,218)           --
 Sale of stock ................................          10,000            --
 Retirement of stock ..........................            (746)         (2,040)
                                                   ------------    ------------
   Net cash provided (used) by
      financing activities ....................          42,036          (2,040)
                                                   ------------    ------------

Net decrease in cash ..........................         (33,922)        (43,743)
Cash at beginning of period ...................          38,876         115,329
                                                   ------------    ------------

Cash at end of period .........................    $      4,954    $     71,586
                                                   ============    ============

Reconciliation of net loss
   to cash flows provided (used)
   by operating activities:

Net loss ......................................     $    (15,604)  $    (48,087)
 Adjustments
  Depreciation, depletion and
   amortization ...............................            1,366          3,828
  Increase in prepaid expenses
   and accounts receivable ....................           (3,977)        (3,238)
  Increase in advances, accounts payable
   and accrued liabilities ....................           19,040         21,394
                                                    ------------   ------------
Net Cash provided (used)
 by operating activities ......................     $        825   $    (26,103)
                                                    ============   ============

Noncash Investing or Financing Activities:

The Company was loaned $837,247 & $468,555 for the nine month periods ended September 30, 1997 and 1996, respectively. These amounts were invested in its oil and gas property in Papua, New Guinea. In the second quarter of 1997, the government of New Guinea acquired $707,123 of the Company's oil and gas interests. This amount was credited to the Company's obligation to other GOBE affiliates.

                 See accompanying notes to financial statements


                        MOUNTAINS WEST EXPLORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The balance sheet at September 30, 1997, statements of operations and statements of cash flows for the nine months ended September 30, 1997 and 1996 and statements of operations for the three month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31,1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of operating results for the full year.

2. NOTES TO FINANCIAL STATEMENTS.

Net income or loss per common share has been computed based on the weighted average number of shares outstanding during the period.

3.  OIL AND GAS PROPERTIES

Capitalized costs using the successful efforts method related to the Company's oil and gas activities as of September 30, 1997 are as follows:

   Proved developed properties (CO) ........                 $    14,779

   Proved shut - in property (PNG) .........                   2,849,188

   Accumulated depreciation, depletion,
    amortization and valuation allowances ..                     (14,779)
                                                             -----------
   Net capitalized costs ...................                   2,849,188
                                                             ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

During the quarter ended September 30, 1997, oil and gas sales were $6,268, compared to 7,394 for the same period in the prior year. The Company had no other operating income during the quarter. Significant increases in such revenues are not anticipated by management to occur during the remainder of the current fiscal year or until there is production from the Southeast Gobe oil and Gas Field. Management anticipates that production from the Southeast Gobe Oil and Gas Field will begin during March or April of 1998.

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

The lessee of these properties is negotiating with the offset owner to start a drilling program on these properties during 1998.

Papua New Guinea

a. Petroleum Development License (PDL) 3. The three oil wells in which the Company has an interest are located on this license. This license has been unitized with Chevron Oil Company's PDL 4 to the north. The two new PDLs encompass the Southeast Gobe Oil and Main Gobe Fields. Development of these fields is well under way with an anticipated first production scheduled during the first quarter of 1998. Chevron, the operator, has announced its intention to commence drilling three additional wells on the unit by the end of 1997 or early 1998. The Company's interest in the unitized production, after exercise by the government of its right to acquire a 22 1/2% interest in the fields, will be a net 0.88% interest which will result in an anticipated initial production to the Company's interest of approximately 220 barrels of oil per day. The Company's expenses in this unit is to be carried until the first production from PDL 3 is sold. Thereafter, the Company must pay its share of all costs of PDL 3. The costs of getting the oil from the unit to sale has been estimated at more than $175,000,000, none of which will be borne by the Company until after the first sale of production. After that time, all of the money realized from the sale of the oil will be devoted to repayment of the carried cost of the project, now estimated to be approximately $300,000,000, which Management believes will pay out in approximately three years if the Company's share of production is at least 220 barrels over that period of time.

b. PPL 189. This license contains approximately 483,661 acres in which the Company owns a 5.051% working interest. The Barikiwa shut-in gas field is located on this license and has gas reserves estimated from a low of 163 billion cubic feet to a high of 1590 billion cubic feet. Further valuation will be made to more precisely define the true reserves of this field. A seismic program is to commence on the Barikiwa anticline before the end of 1997. Results of this program should help evaluate the potential reserves of the structure. Mountains West Exploration, Inc. Cost of the program will be approximately $50,000.

Plans to build at least one LNG plant, probably on the north coast of Papua New Guinea, has been announced and Chevron has announced plans to build a gas pipeline from the Papua New Guinea into Northern Australia. Final contracts on this program are scheduled to be finalized in mid 1998. Either an LNG plant or the proposed pipeline should greatly increase the value of the gas reserves at Baroque. The Company will have to fund its share of most of the work program of this license which calls for an expenditure of approximately $6,250,000 over a period of six years. Management has reviewed the costs of this project and anticipates that the Company's cost over the next year will be approximately $70,000.

c. PPL 190. This block of approximately 462,632 acres has many very prospective surface structures located on it. One of these structures will be drilled during the first two years of the license. The Company has a 3.763% interest in this license. During the previous quarter a new seismic program costing approximately $1,000,000 was undertaken on the property, but has not yet been completed and evaluated. The work program for this license calls for an expenditure of $13,500,000 over the next six years and the Company will be required to pay its percentage share of these costs. Of the total costs that must be incurred by the Company on this new License, 2.5% are subject to the carried interest granted in PPL 156, therefore, the Company is obligated to pay only 1.263% of the total costs incurred prior to production from PDL 3 discussed above. The Partners intend drilling an exploratory well on this license that will test the Wasuma structure. Management now anticipates that the test well will be started near during the first quarter of 1998, and that the Company's anticipated costs in the well will be approximately $160,000.

The Iehi shut-in gas field lies on this license but the reserves are insignificant at this time.

d. PPL No. 165. Oil Search, Gedd PNG and the Company have reached an agreement looking toward the exploration, and if warranted, the development of the lands covered by this license. Under the agreement, the Company will recapture certain of its costs in acquiring and maintaining the license, and the three parties have surrendered PPL 165 and have applied for a new Prospecting Permit License covering the newly defined lands which include lands originally within the boundaries of PPL 165. The Company has a 5% working interest in the new license and its costs will be carried up to the drilling of the first exploration well that will be drilled on the license. The parties are now waiting on final approval by the government for the issuance of a new license.

The Company is continuing to seek funds to carry forward the programs which are currently under way. With oil production only a little over six months away, additional wells being drilled on the Southeast Gobe Oil Field and the gas reserves in Papua New Guinea currently being studied for early development, the Company should be able to acquire the necessary funds, either through borrowing or through sale of equity, to meet its payment obligations under each of the licenses. However, the Company does not presently have the liquidity that may be necessary to meet any call for payment of expenses and the Company has no present assurance of the availability of any of the funds that may be needed at the time needed. The failure of the Company to meet any cash call made on it for its share of the expenses incurred on any concession could result it its losing its interest in the concession.

Changes in Financial Condition

The Company has experienced a $22,248 decline in cash through the first nine months of the current fiscal year due to the ongoing operating expenses of the Company. The Company's total debt increased $370,232 during the quarter as a result of additional expenses of exploration being paid by the Company's partners. The Company's primary liability is a continually developing carried interest in certain New Guinea oil and gas rights. The Company's total liabilities other than those created by this carried interest are approximately $109,347. It is Management's belief that the Company will be able to continue to meet its financial commitments during the remainder of the fiscal year.

During the first nine months of the year, the Company experienced a decrease in total assets because of the exercise by Papua New Guinea of its option to acquire an interest in the PDLs. Due to this acquisition, the Company's debt was reduced by approximately $700,000, while its interest in the production from the properties was reduced to approximately .88%. The Company's interest in the PDL remains carried until the first production from the PDL is sold.

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

        NONE

ITEM  5. OTHER INFORMATION

        NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     There are no exhibits required by Item 601 of regulation S-B
        (b)     Reports on Form 8-K.

                NONE


SIGNATURES

In accordance with section 13 to 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Robert A. Doak, Jr.                                            November 10, 1997
--------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer