Form 10KSB
period 1997-12-31
MOUNTAINS WEST EXPLORATION INC
filed 1998-04-03
CIK 319040

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED
For the transition period from _______________ to ____________

Commission File Number:  0-9500

                        MOUNTAINS WEST EXPLORATION, INC.
              (Name of small business issuer in its charter)

                  New Mexico                              85-0280415
        (State or other jurisdiction of                 I.R.S. Employer
        incorporation or organization)                identification no.)

      616 Central, S.E., Suite 213, Albuquerque, New Mexico         87102
          (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: 505-243-4949

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:
     $0.001 Par Value Common Stock
           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $243,081

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $2,450,359 (based on an ask market value of $0.09 per share on March 20, 1998)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 par value common stock, its only class of equity securities, as of March 15, 1998 was: 38,019,270.


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

Domestic Exploration and Production
-----------------------------------

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

The Company has approximately 2,312 net acres of mineral rights in South Central Colorado. Of those 2,312 acres, 1770 acres are located in the southwestern part of the Raton Basin. Consolidated Industrial Services Oil and Gas, Inc., a subsidiary of Infinity, Inc. , has now drilled and completed approximately 28 gas wells to the north and southwest of these interests. This is in addition to 4 wells drilled by Montana-Dakota to the south of the interests. Development of the Company's 1,770 acres was not accomplished during 1997 because of a reported 10th Circuit opinion that placed in question certain coal bed methane leases. As a result of that opinion, the lease of the properties that was reported last year was voided. The Court's opinion was subsequently clarified and development of this property will remain a priority during 1998. The Company does not presently have the resources to development these properties, therefore, a decision will be made whether the properties will be held until such time that the Company has the necessary resources for the development or whether the properties will be leased to others for development.

Access to all domestic properties in which the Company owns any interest is readily available from state and county highways and roads on a year round basis.

Foreign Exploration.
--------------------

Activities Related to Previously Reported Papua New Guinea Oil Interests
------------------------------------------------------------------------

Petroleum Development License No. 3
-----------------------------------

The Company's interest in the unitized fields discussed below, after the exercise by the government to acquire a 22-1/2% interest in the fields, is approximately .8718%.

In 1984, the Company acquired Papua New Guinea Petroleum Prospecting Permit number PPL 56, which after several farmouts of interest became owned by the PPL 56 Joint Venture Group, that was formed to conduct exploration activities on the License. In 1991, a significant oil discovery was made on the License with the #1 S.E. Gobe well which production tested for 4,250 barrels of oil per day from the Jurassic Iagifu sandstone. Also in 1991, the #2 S.E. Gobe well was drilled approximately one mile to the Southeast of the #1 well and tested 8,907 barrels of oil per day, which was one of the biggest flows of oil ever recorded in Papua New Guinea. In 1992, the #3 S.E. Gobe well was drilled and competed for 6,300 barrels of oil and 22.1 million cubic feet of gas per day. These three wells established a gross vertical oil column in excess of 330 feet on the License. The area upon which these wells are located is known as the Southeast Gobe Oil Field.

The Southeast Gobe Oil Field, upon which there are located 5 oil wells belonging to the Southeast Gobe Unit have now been unitized, and Chevron was elected as the operator for all projects related to the unitized field and Gobe Main Field. A road from the Chevron Group's pipeline road to the Southeast Gobe Filed production facilities has been completed to the extent deemed by Chevron to be necessary to permit access to the production and maintenance facilities. The entire producing area, including the Gobe Main Field, is over 12 miles long. The fields are located in mountainous country of the Papuan Fold Belt. Eight miles to the south, Chevron has established and is operating a pipe line through which it is presently transporting approximately 90,000 barrels of oil per day from its fields in the Kutubu area located several miles northwest of the Southeast Gobe and Gobe Main oil fields. Chevron began production from the Gobe Main Field in March of 1988 and production from the wells in the Southeast Gobe Field is predicted to begin in early April, 1998. At that time, for the first time, the Company's interests will produce income. However, until the debt associated with the cost of developing the Company's interest in the fields and production facilities has been repaid, the Company will not experience any cash flow that it might use for any other purpose.

Activities Related to New Papua New Guinea Gas Interests
--------------------------------------------------------

After the area covered by the PDL #3 was determined during 1996, the original Petroleum exploration license (PPL 56) that PDL #3 had been part of expired, the Joint Venture refilled for the remaining acreage to be included in two new prospecting licenses. The southern part of PPL 56 was refilled as PPL 189. The northern part of PPL 56 was refilled as PPL 190. After a realignment of interests in the two new exploration licenses, the Company has a 5.051% interest in PPL 189 and a 3.763% interest in PPL 190. The increase in the Company's share of the new licenses greatly increased the Company's gas reserves in Papua New Guinea.

PPL 189 contains the Barikewa gas field. A seismic program is currently evaluating this structure for drilling in the near future. A huge NW-SE surface structure, the Orie Anticline, was drilled several years ago but failed to encounter any sand development. The structure remains prospective to the west along the upper crest of the anticline (TABE prospect) and along the south western flanks of the high where large stratigraphic traps could exist. New studies indicate Tertiary reefs are present in the area which are known to produce to the east and southeast.

PPL 190 has numerous anticlines located on it. The most important ones are as follows:

1. WASUMA STRUCTURE. This structure is located between the Masaka structure on the north and the Gobe structure on the south. A large part of the anticline lies in PPL 190. A seismic line was shot across the structure in 1997. Several interpretations have been made of the information from the seismic, which has confirmed that a structure exists. A wildcat drilling attempt is now planned to commence during the summer of 1998, with the Chevron group giving a cash contribution to the cost of the test drilling.

2. MASAKA STRUCTURE. This is a northwest southeast trending anticline parallel to and located about six miles north of the Gobe Structure. This feature is larger than the Gobe anticline. Chevron drilled the #1 Makasa well located on the structure as a possible discovery well. High pressures in two upper zones, as yet not known to produce, prevented this well from being completed as a commercial well. The structure extends over into PPL 190 trending eastward for several miles. The Company has a 3.763% interest in this feature.

3. TABE STRUCTURE . The Tabe prospect is located on the northwestern part of the Orie Anticline. The Orie structure is very large (30 miles long) and should have excellent reservoir conditions along the west and southwest portions of the anticline. The prospect is near the Southeast Gobe oil field and is very prospective for production.

4. ANESI STRUCTURE. The Anesi anticline was tested by the Beaver #1 well drilled during 1996. The well was a dry hole but encountered sufficient shows of oil and gas to indicate that the western one half of the structure which lies in PPL 190 is still very prospective.

New discoveries such as the #1 Makasa and a new Chevron discovery, #1 Moran, are finding new reserves in quantities far exceeding those found to date in the existing fields.

Prior to 1984, two discoveries of gas were made(the expired PPL 56 License), the Iehi gas field, which is now located on PPL 190 License and the Barikewa gas field, now located on PPL 189 License. Both fields are awaiting development as soon as a pipeline is available. Three separate groups of companies have announced that they are conducting feasibility studies for liquefied natural gas plants to be constructed in Papua New Guinea. The Company has been told that a feasibility study of a methanol plant is also being done. Chevron has announced its intention to lay a pipeline from Papua New Guinea to northern Australia with an anticipated completion date for the pipeline of 2001. The Iehi and Barikewa fields are primary targets for feedstock for any LNG and methanol plants that might eventually be constructed. Preliminary proven reserve calculations indicate that there are 163 to 450 billion cubic feet of gas for the Barikewa field and 23.5 to 88 billion cubic feet of gas for the Iehi field. Using the average of each field, the Company will own reserves of approximately 9 BCF in the two fields.

Competitive Factors
-------------------

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

Environmental Regulations
-------------------------

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

Governmental Regulations
------------------------

1. United States
----------------

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

2. Papua New Guinea
-------------------

The managing partners of the Joint Venture Groups have not informed the Partners in the Joint Venture of any production limits, pricing procedures or other laws, rules or regulations established by Papua New Guinea that might be expected to have any unusual or adverse impact upon the operations of the Joint Venture or the production of oil and gas from its concession.

Personnel
---------

The Company has one full time employee, that being its President, Robert A. Doak, Jr. The Company has retained the services of outside parties for legal, accounting, drafting, geological, and lease acquisition services to the extent that it has been able to afford such expenses.

Item 2. Description of Properties.

Offices
-------

The Company rents its offices at 616 Central, N.W., Albuquerque, New Mexico 87102, under a month-to-month lease at a monthly rental of $546. The suite consists of approximately 728 sq. feet, which Management believes will be adequate for the Company's need for the foreseeable future. Approximately one half of the space is sub-let to another party for a monthly rent of $245.

Productive Wells and Acreage
----------------------------

The following table reflects the approximate total gross and net productive oil and gas wells and approximate total gross and net developed acreage at December 31, 1997:

Productive Wells
                               Oil Wells                     Gas Wells
                        Gross (1)       Net (2)       Gross (1)       Net (2)
                         ------         ------         ------         ------
        Colorado            --            --                3          .3125
        PNG (Unit)            5           .044            --             --
                         ------         ------         ------         ------
             Totals           5           .044              3          .3125
                         ======         ======         ======         ======

Developed Acreage                       Gross            Net
                                        ------         ------
        Colorado                           240            30
        PNG                              2,000            50
________
(1) Gross well or acres is a well or acre in which a working interest is owned. Not included are wells in Billings County, North Dakota, in which the Company holds overriding royalty interest aggregating less than one percent.
(2) A net well or acre is deemed to exist when the sum or the fractional ownership working interests in gross wells or acres equal one. As a working interest holder, the Company, along with other working interest holders, pay 100% of production costs.

Oil and Gas Properties
----------------------

Capitalized costs related to the Company's oil and gas activities as of December 31, 1997 were as follows:

        Oil and Gas Properties          $ 3,986,918
        Mineral Interests                    50,683
                                        -----------
                                        $ 4,037,601
                                        ===========

In 1984, the Company acquired a 2-1/2% interest in the Petroleum Prospecting License #56 in Papua, New Guinea. In 1991 and 1992, three wells were completed and shut in pending availability of gathering system, pipeline and processing facilities. In 1996, the license was reissued as one production license (PDL#3) and two new exploration licenses (PPL 189 and PPL 190). Also during 1996, the Government exercised its option to acquire a 22 % interest in PDL#3 and repaid certain of the Company's costs in that portion of the license. As a result of the election and the inclusion of the PDL in a unitized program with the Main Gobe Oil Field, the Company's interest in the fields became a net 0.8718%. The Company's share of costs in the Venture has been loaned to the Company by its partners, including interest at 8%, to be repaid from the proceeds of production. accordingly, the Company has recorded the liability to its partners and the related asset at December 31, 1997, in the amount of $3,889,971.

1997 Production
---------------
                      Avg. Sales                     Avg. Lifting

      Oil         (Bbls)     Price (Bbl)              Costs (Bbl)
                  ------     -----------              -----------
                   122         $18.00                    $6.30

      Gas         (MCF)      Price (MCF)              Costs (MCF)
                  ------     -----------              -----------
                  32,938       $ 1.01                    $0.45

Drilling Activities
-------------------
                                    Productive               Dry
                                   -------------       -------------
                                   Gross    Net        Gross    Net
                                   -----   -----       -----   -----
        Exploratory Wells:

        1996                         --      --           1     .025
        1997                         --      --          --      --
                                   -----   -----       -----   -----
        Totals                       --      --           1     .025
                                   =====   =====       =====   =====

        Development Wells:

        1996                         --      --          --      --
        1997                         --      --          --      --
                                   -----   -----       -----   -----
        Totals                       --      --          --      --
                                   =====   =====       =====   =====

Undeveloped Properties
----------------------

(1) At December 31, 1997, the Company held approximately the following gross and net undeveloped oil and gas acreage:

                Leases                    Gross Acres          Net Acres (1)
                ------                    -----------          -------------
        Colorado Mineral Interests             2,494                2,072
        PNG PDL #3                            23,000                  437
        PNG PPL 189                          480,000               24,245
        PNG PPL 190                          460,000               17,309
        PNG PPL 203                          276,000               13,800
                                           ---------               ------
        Totals                             1,241,494               57,863
                                           =========               ======
__________
Computed using the Company's net revenue interest. Net Acres include working interests and overriding royalty interests.

Reserves
--------

The Company has not filed any reports containing oil or gas reserves estimates with any Federal or foreign government or authority or agency within the past 12 months. The Company has not prepared or had prepared for it any reserve reports related to the properties discussed herein except those that are included with this Report.

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

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the fourth quarter quarter of the Company's fiscal year.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded over-the-counter. Prior to November 1983, the Company's common stock was traded on the Bulletin Board system under the symbol MWEX. Since that time, the Company's common stock has been listed by the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC Bulletin Board. The high and low bid prices during each quarter of 1996 and 1997 are as follows

                           Bid Prices                              Bid Prices
                           ----------                              ----------
                          High     Low                            High     Low
                          ----     ---                            ----     ---

   March 31, 1996        .07      .0625     March 31, 1997        .03     .02
   June 30, 1996         .0625    .03125    June 30, 1997         .025    .025
   September 30, 1996    .0625    .03125    September 30, 1997    .075    .025
   December 31, 1996     .0625    .03       December 31, 1997     .10     .055

There were approximately 2,000 holders of the Company's common stock on March 15, 1998.

The Company has never paid dividends on its common stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations
------------------

During the year ended December 31, 1997, oil and gas sales were $41,912, compared to $24,129 during the same period in the prior year. Increases in such revenues are expected to increase significantly upon production being established from PDL#3, which is expected to commence in April, 1998. All of the Company's revenue from that license will be devoted to repaying the Company's debts to its partners for its share of the costs of establishing the production, which at December 31, 1997, were approximately $3,889,871. Management anticipates that the Company's share of the production from this license initially will be approximately 200 barrels per day. As the development of the license continues, Management anticipates that the production from the license will increase as will the Company's share of the revenue from the production.

At the time production commences from the property, the Company will be obligated to pay its share of all costs incurred on any license in which it holds an interest. The Company owns interests in the following licenses:

a) The three oil wells in which the Company has an interest have been included in Petroleum Development License #3 (PDL#3). As stated earlier, these oil wells and certain other lands included within PDL#3 have been unitized with Chevron Oil Company's existing PDL to the north. The two new PDLs will be developed into the Southeast Gobe Oil and Main Gobe Fields. First production is scheduled for mid-April, 1998. The Company's interest in the unitized PDLs, after exercise by the government of its right to acquire a 22 1/2% interest in the fields, is a net 0.8718% interest which will result in the anticipated initial production discussed above. The Company's expenses in this unit is to be carried until production is sold. The costs of getting the oil from the unit to sale has been estimated at more than $175,000,000, none of which will be borne by the Company until after the first sale of production. After that time, all of the money realized from the sale of the oil will be devoted to repayment of the carried cost of the project, now estimated to be approximately $300,000,000, which, Management estimates at the production rate of 200 barrels per day at a price of $20 per barrel to the Company's interest will take approximately 36 months to pay out after production begins. Because of the recent depressed world price for oil, the payout may well be substantially longer than anticipated.

b) PPL 189 contains approximately 480,000 acres (24,245 net acres to the Company's interest.) As a result of a reallocation of interests, the Company's interest in this License is 5.051%. This license has the Barikewa shut-in gas field located on it. The Barikewa field has gas reserves estimated from 163 billion cubic feet to as high as 1590 billion cubic feet. Further evaluation will be made to more precisely define the true reserves of this field. Plans to build at least one LNG plant near Port Moresby has been announced and Chevron has announced plans to build a gas pipeline from Papua New Guinea into Northern Australia. Either an LNG plant or the proposed pipeline should greatly increase the value of the gas reserves at Barikewa. The Company will have to fund most of the work program of this license which calls for an expenditure of approximately $6,250,000 over a period of six years, with approximately $56,000 of that amount to be paid during the current year. A seismic survey is currently being made of the Barikewa Structure.

c) Belt PPL 190 contains approximately 460,000 acres (17,309 net to the Company's interest) has many very prospective surface structures located on it. It is anticipated that one of these structures will be drilled during the next year. A reallocation of interests has increased the Company's interest in this license to 3.763%. The Company must fund its share of a new seismic program which is estimated to cost approximately $1,000,000. The manager of the joint venture will issue cash calls to each partner, who will each then pay the amount of the stated cash call. The Iehi shut-in gas field lies on this license but the reserves are insignificant at this time. The Company will have to fund most of the work program of the license which calls for an expenditure of $13,500,000 over the next five years. Management estimates that the Company's cost in this new concession over the next year will be approximately $200,000.

d) Petroleum Prospecting License No. 165, has been reissued as PPL 203. Oil Search Ltd., is the operator with an 85% ownership interest in the license. Gedd, Inc. owns 10% while the Company owns a 5% carried interest until a well is commenced on the property. A new work program of seismic and surface mapping is to commence during the current year. A part of the reorganization of the license, the Company will receive from Oil Search, Ltd., a payment of $177,500 as a refund form previous work done on the license.

As stated, the Company faces cash calls on each of the licenses in which it has interests, while the bulk of its revenue will be devoted to paying debt incurred over the part two decades while production was being established on PDL#3. The Company must find the funds to meet the cash calls through the sale of stock, borrowings or sale of interests in its properties. No specific source of the required funds is known at the time of this report. The failure to meet the cash calls when made could result in the Company losing its interest in some or all of the licenses.

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

Changes in Financial Condition
------------------------------

The Company continues to experience a decline in cash. As a result of the election by the Papua New Guinea government to acquire a 22% interest in the Company's oil and gas reserves in Papua New Guinea declined from 711,000 bbl and 10,317,435 mcf in 1996 to 470,000 bbl and 9,096,130 in 1997. Total assets increased from $2,888,876 in 1996 to $4,384,484 in 1997. The Company's primary liability is a continually developing carried interest in certain New Guinea oil and gas rights which increased from $2,576,730 in 1996 to $3,889,871 in 1997. Total liabilities aside from this obligation are approximately $144,000. It is Management's belief that the Company will be able to continue to meet its financial commitments during the coming fiscal year.

Item 7. Financial Statements.


                          Independent Auditors' Report

Board of Directors
                        Mountains West Exploration, Inc.


We have audited the accompanying balance sheet of Mountains West Exploration, Inc. (a New Mexico corporation) (MWEX) as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of MWEX's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were unable to obtain information pertaining to the discounted future net cash flows relating to MWEX's oil and gas properties as described in Note 3 to the financial statements; nor were we able to satisfy ourselves as to the carrying values of the oil and gas properties by other auditing procedures.

We were also unable to determine MWEX's portion of revenues and expenses of the partnership investment described in Note 9; therefore, no revenues and expenses are recorded in the statement of operations for this investment for the year ended December 31, 1997, and the investment recorded on the balance sheet as of December 31, 1997 has not been adjusted for MWEX's portion of the revenues and expenses of the partnership for the year ended December 31, 1997.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine the evidence regarding the discounted future net cash flows and carrying value of an oil and gas property and had the financial information necessary to determine MWEX's portion of the revenues and expenses of the partnership investment been available to properly record this investment, the financial statements referred to above present fairly, in all material respects, the financial position of Mountains West Exploration, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


Albuquerque, New Mexico
March 19, 1998


                        Mountains West Exploration, Inc.
                                 Balance Sheet
                               December 31, 1997

Assets

Current assets
        Cash ...................................................    $     2,743
        Accounts receivable (Note 3) ...........................        177,500
        Due from officer (Note 4) ..............................            499
        Deposit ................................................            476
        Accrued interest receivable (Note 4) ...................         10,424
                                                                    -----------
                Total current assets ...........................        191,642
                                                                    -----------
Furniture and equipment
        Furniture and equipment, at cost .......................         12,470
        Less accumulated depreciation ..........................        (10,492)
                                                                    -----------
                Net furniture and equipment ....................          1,978
                                                                    -----------
Oil and gas properties, using the
        successful efforts method (Note 3) .....................      3,986,918
Less accumulated depreciation, depletion,
        amortization, and valuation allowance ..................        (14,779)
                                                                    -----------
                Net oil and gas properties .....................      3,972,139
                                                                    -----------
Other assets
        Term deposit account ...................................         53,042
        Investment in partnership (Note 9) .....................         15,000
        Note receivable - officer (Note 4) .....................        100,000
        Mineral interests (Note 5) .............................         50,683
                                                                    -----------
                Total other assets .............................        218,725
                                                                    -----------

                Total assets ...................................    $ 4,384,484
                                                                    ===========

Liabilities and Stockholders' Equity
Current liabilities
        Accounts payable .......................................    $    16,002
        Accrued payroll and related taxes ......................         42,856
        Accrued liabilities (Note 3) ...........................         38,400
        Notes payable - officer (Note 4) .......................          8,231
        Notes payable - related party (Note 4) .................          3,200
        Note payable (Note 11) .................................         35,000
        Due to affiliates (Note 6) .............................      3,889,871
                                                                    -----------
                Total current liabilities ......................      4,033,560
                                                                    -----------
Commitments (Notes 3 and 11)

Stockholders' equity (Note 7)
        Common stock of $.001 par value per share, authorized
                50,000,000 shares; issued 38,103,770 shares;
                outstanding, 38,019,270 shares .................         38,020
        Capital in excess of par value .........................      1,617,757
        Accumulated deficit ....................................     (1,304,853)
                                                                    -----------
                Total stockholders' equity .....................        350,924
                                                                    -----------

                Total liabilities and stockholders' equity .....    $ 4,384,484
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.


                        Mountains West Exploration, Inc.
                            Statements of Operations
                          For Years Ended December 31,

                                                         1997             1996

Revenues
Oil and gas sales ....................................   $  41,912    $  24,129
Other operating income ...............................     219,713         --
(Loss) gain on disposition of interests
        in oil and gas properties (Note 3) ...........     (18,544)     159,487
                                                         ---------    ---------
        Total revenues ...............................     243,081      183,616
                                                         ---------    ---------
Expenses
Production costs .....................................       5,689        5,107
Exploration costs ....................................          38      121,809
Depreciation, depletion and valuation allowance ......       1,319        3,991
Consulting ...........................................       1,343          753
General and administrative ...........................     150,363      142,776
                                                         ---------    ---------
        Total expenses ...............................     158,752      274,436
                                                         ---------    ---------

Earnings (loss) from operations ......................      84,329      (90,820)
                                                         ---------    ---------
Other income (expense)
Interest income ......................................       6,490        8,783
Interest expense .....................................      (3,838)         (14)
                                                         ---------    ---------
        Total other income ...........................       2,652        8,769
                                                         ---------    ---------

Net earnings (loss) ..................................   $  86,981    $ (82,051)
                                                         =========    =========

Earnings (loss) per common share (Notes 2 and 12)

        Net earnings (loss) per common share .........   $    .002    $  (0.002)
                                                         =========    =========
Earnings (loss) per common share - assuming full dilution (Notes 2 and 12)

        Net earnings (loss) per common share .........   $    .002    $  (0.002)
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.


                        Mountains West Exploration, Inc.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 1997 and 1996

                                                               Capital in                                                Total
                                                               Excess of      Stock       Accumulated     Treasury     Stockholders'
                                        Common Stock           Par Value     Warrants       Deficit        Stock         Equity
                                 -------------------------    -----------   ----------    -----------    ----------    -----------
                                    Shares        Amount
                                 -----------    ----------
Balances, December 31, 1995 ..    36,586,220    $   36,636    $ 1,562,538   $   46,687    $(1,303,671)   $   (3,480)   $   338,710

Retirement of common stock ...       (20,000)          (20)          --           --           (2,020)         --           (2,040)
Retirement of treasury stock .          --             (49)          --           --           (3,431)        3,480           --
Common stock issued (Note 7) .       468,050           468         46,219      (46,687)          --            --             --
Net loss for the year ended
        December 31, 1996 ....          --            --             --           --          (82,051)         --          (82,051)
                                 -----------    ----------    -----------   ----------    -----------    ----------    -----------

Balances, December 31, 1996 ..    37,034,270        37,035      1,608,757         --       (1,391,173)         --          254,619
Retirement of common stock ...       (15,000)          (15)          --           --             (661)         --             (676)
Common stock issued ..........     1,000,000         1,000          9,000         --             --            --           10,000
Net income for the year ended
        December 31, 1997 ....          --            --             --           --           86,981          --           86,981
                                 -----------    ----------    -----------   ----------    -----------    ----------    -----------

Balances, December 31, 1997 ..    38,019,270    $   38,020    $ 1,617,757   $     --      $(1,304,853)   $     --      $   350,924
                                 ===========    ==========    ===========   ==========    ===========    ==========    ===========

   The accompanying notes are an integral part of these financial statements.


                        Mountains West Exploration, Inc.
                            Statements of Cash Flows
                        For the Years Ended December 31,

                                                          1997         1996
                                                        ---------    ---------
Cash flows from operating activities
Cash received from oil and gas sales and operations .   $  70,230    $ 194,129
Cash paid to suppliers and employees ................    (115,815)    (271,609)
Interest received ...................................       2,490        6,658
Interest paid .......................................      (3,838)         (14)
                                                        ---------    ---------
        Net cash used in operating activities .......     (46,933)     (70,836)
                                                        ---------    ---------
Cash flows from investing activities
Purchase of partnership interest ....................        --        (15,000)
Proceeds from sales deposits ........................      38,400         --
Purchases of furniture and equipment ................        --           (285)
Purchases of oil and gas properties
        and mineral interests .......................     (39,349)     (28,432)
(Payments) proceeds on advances .....................     (27,107)      95,150
Purchases related to oil and gas venture ............        --        (71,910)
                                                        ---------    ---------
        Net cash used in investing activities .......     (28,056)     (20,477)
                                                        ---------    ---------
Cash flows from financing activities
Proceeds from notes payable - officer ...............      11,234       16,900
Proceeds from notes payable - related party .........       3,200         --
Proceeds from notes payable - bank ..................      35,000         --
Proceeds from sales of common stock .................      10,000         --
Payments on notes payable - officer .................     (19,903)        --
Repurchase of common stock ..........................        (675)      (2,040)
                                                        ---------    ---------
        Net cash provided by financing activities ...      38,856       14,860
                                                        ---------    ---------

Net decrease in cash ................................     (36,133)     (76,453)

Cash, beginning of year .............................      38,876      115,329
                                                        ---------    ---------

Cash, end of year ...................................   $   2,743    $  38,876
                                                        =========    =========

Reconciliation of net earnings (loss) to cash flows
        from operating activities
Net earnings (loss) .................................   $  86,981    $ (82,051)
Adjustments
        Depreciation, depletion, amortization,
                and valuation allowance .............       1,318        3,991
        Adjustment to oil and gas sales .............        --         10,513
        Noncash loss on disposition of oil
                and gas property ....................       4,649         --
        Increase in due to/from officer .............        (705)         206
        Increase in accounts receivable .............    (177,500)        --
        Increase in deposits ........................        (476)        --
        Increase in accrued interest receivable .....      (4,000)      (2,125)
        Increase (decrease) in accrued liabilities ..      42,800       (1,370)
                                                        ---------    ---------

                Net cash used in operating activities   $ (46,933)   $ (70,836)
                                                        =========    =========

Noncash investing and financing activities

MWEX was loaned $1,313,141 and $713,274 in 1997 and 1996, respectively, which was invested in its oil and gas properties in Papua, New Guinea (Note 3).

During 1997, MWEX's asset and liability related to certain oil and gas properties in New Guinea were reduced due to the acquisition of an interest in these properties by the New Guinea government (Note 3).

During 1996, 468,050 shares of common stock were issued to previous warrant holders who elected not to exercise their warrants (Note 7).

   The accompanying notes are an integral part of these financial statements.


                        Mountains West Exploration, Inc.
                         Notes to Financial Statements
                           December 31, 1997 and 1996

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

        Net Earnings (Loss) per Share of Common Stock
        ---------------------------------------------
        Financial Accounting Standard No. 128, Earnings per Share, was adopted by MWEX for the year ended December 31, 1997. This standard simplifies computation of earnings per share. Loss per share calculations for the year ended December 31, 1996 were recalculated for the application of this standard; however, the standard had no affect on the amounts previously reported.

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

3)      Oil and Gas Properties

        Capitalized costs using the successful efforts method related to MWEX's oil and gas activities as of December 31, 1997, are as follows:



           Proved developed properties ................   $    14,779
           Proved shut-in property ....................     3,972,139
                                                          -----------
                                                            3,986,918
           Accumulated depreciation, depletion, and
              amortization, and valuation allowances ..       (14,779)
                                                          -----------

           Net capitalized costs ......................   $ 3,972,139
                                                          ===========

        Costs incurred, whether capitalized or expensed, related to MWEX's oil and gas activities as of December 31, 1997, are as follows:

                                        Papua
                                         United        New
                                         States       Guinea       Total
                                       ----------   ----------   ----------

           Acquisition of properties
            Proved .................   $   14,779   $     --     $   14,779
            Proved - shut-in .......         --      3,972,139    3,972,139
                                       ----------   ----------   ----------
               Total ...............   $   14,779   $3,972,139   $3,986,918
                                       ==========   ==========   ==========

        Exploration costs ..........   $     --     $       38   $       38
                                       ==========   ==========   ==========

        Development costs ..........   $    1,319   $     --     $    1,319
                                       ==========   ==========   ==========

        Until December 1996, MWEX owned a 2.5% interest in the Petroleum Prospecting License (PPL) #56 Joint Venture (the "Joint Venture") in Papua New Guinea. The Joint Venture owned three oil wells in the Southeast Gobe Field. The Gobe Main oil field and its wells are owned by the Chevron PPL#161 Group in which MWEX owns no interest. The Joint Operating Agreement between the PPL#56 Joint Venture owners provided that the owners would advance for MWEX's benefit all the costs associated with the operation of the Joint Venture until such time as oil or gas is produced and sold from the concession. This obligation accrued interest at eight percent (8%) per annum.

        The PPL#56 license expired in December 1996. Upon the expiration of the license, the Joint Venture petitioned the New Guinea government to issue new licenses to replace the old license. The New Guinea government issued three new licenses in February 1997, Petroleum Development License (PDL) #3, PPL#189, and PPL#190. The oil wells previously located on PPL#56 are now located on PDL#3 which has been unitized with other PDL's that include oil wells owned by the Chevron PPL#161 Group. The name of the new unit is the Southeast Gobe Unit (the "Unit"). All the previous owners in the Joint Venture continue to own interests in PDL#3 and will continue to advance MWEX's portion of the costs of operations which will accrue interest at 8%.

        During 1997, the New Guinea government exercised an option which allowed them to acquire a working interest in the Unit. This resulted in MWEX interest being reduced to .8718% in the Unit. With the exercise of this option, the government agreed to pay for their percentage of costs since inception, some of which had been paid by the PPL#56 Joint Venture. A further reduction due to an equalization payment by the Chevron PPL#161 Group resulted in a total reduction of costs of $744,010 of principal and $34,972 of interest. These reductions reduced MWEX's liability to the other owners, as well as the asset that has been capitalized by MWEX.

        The gas wells previously located on PPL#56, are now located on PPL#189 and PPL#190. One of the owners of the former PPL#56 elected not to continue its full interest in the new licenses, which resulted in MWEX's interests in the new licenses increasing from 2.5% to a 5.051% interest in PPL#189 and to a 3.763% interest in PPL#190.

        The other owners of the PPL#189 and PPL#190will continue to pay MWEX's 2.5% share of costs related to the new licenses, and MWEX will be required to pay for the costs related to the differences between their new ownership percentages and the 2.5% interest.


        During 1997 and 1996, interest in the amount of $177,173 and $134,213, respectively, has been capitalized, and is included in the total proved shut-in property category. If production is established on the property, MWEX will be required to pay for its share of costs to that date and also will be required to participate financially in any further drilling and development or risk the loss of its working interest in future wells.

        In April 1996,  MWEX sold PPL#165 to Gedd,  Inc., a related  party (Note
        4). At the time of execution of the sales agreement, MWEX had expended approximately $127,000 for application fees and costs related to the development of a two year work program related to PPL#165. Gedd, Inc. paid $170,000 for the license, resulting in a gain of $159,487 for MWEX, and agreed it would pay MWEX 25% of the total net revenue from any subsequent sale by Gedd, Inc. to a third party. In addition, the agreement provided MWEX would receive 25% of any interest retained by Gedd, Inc. in the license. The letter agreement of PPL#165 had been submitted to the New Guinea government for approval during 1996. This approval had not been obtained as of December 31, 1996.

        During 1997, Gedd, Inc. sold an interest in PPL#165 to Oil Search, Ltd. As a result of this sale, MWEX would be entitled to a 5% working interest. The other owners of the license would advance MWEX's benefit all the costs associated with the operation of the license until such time as the first exploration well is commenced. As of December 31, 1997, no costs had been advanced on MWEX's behalf. The sales agreement also resulted in MWEX being reimbursed by Oil Search, Ltd. For 75% of its work program ts related to PPL#165 since inception, up to a maximum of $200,000, and MWEX retaining ownership of the term deposit of $53,042.

        MWEX also agreed to pay Gedd, Inc. $22,500 for their aeromag costs related to PPL# 165 which will be taken directly from the $200,000 due from Oil Search, Ltd., resulting in a net amount of $177,500 which had been accrued as of December 31, 1997. PPL#165 was refiled with the New Guinea government as PPL#203. This license was approved in January 1998.

        As stated above, MWEX is obligated to pay cash calls on certain oil and gas properties. The failure of MWEX to meet the cash call obligations as they come due could result in MWEX losing its interests in the related licenses.

        MWEX also entered into an agreement in January 1997 to sell an 80% net revenue interest assignment of oil and gas leases located in Las Animas County, Colorado for a total of $60 per mineral acre, or $144,600. The agreement required the purchaser to drill or cause to be drilled one well each six months beginning no later than July 1, 1997. A total of 15 drilled wells would satisfy the purchaser's obligation. At the end of the purchaser's drilling obligation and at such time as the purchaser has recovered all costs of drilling and operation incurred, the purchaser would assign MWEX a one-eighth working interest in the lease, wells, and production equipment. This sale was the result of efforts of a third party whose commission would be paid from the sales proceeds.

        MWEX received $38,400 from the purchaser during 1997; however, due to unanticipated difficulties with the title which were subsequently resolved, the sale never occurred. MWEX has agreed to remit the $38,400 to the purchaser but had not done so as of December 31, 1997. This amount is recorded as an accrued liability as of December 31, 1997. MWEX also paid $13,895 in sales commissions during 1997 related to the sale which are recorded as a loss on disposition of oil and gas properties in the statement of operations.

        Information pertaining to the discounted future cash flows from MWEX's oil and gas properties was not available at December 31, 1997. Information pertaining to the discounted future cash flows from MWEX's oil and gas properties located only in Papua New Guinea was not available at December 31, 1996.

4)      Related Party Transactions

        MWEX reimburses its president, Robert A. Doak, Jr., for various expenditures made on behalf of MWEX consisting mainly of travel expenses. In addition, as President of MWEX, Robert A Doak, Jr.'s salary was $96,000 and $78,000 during the years ended December 31, 1997 and 1996, respectively. Amounts due from and to the President of MWEX at December 31, 1997, are as follows:

            Note receivable due May 15, 1998, interest
                   at 4% per annum, mortgage on real estate
                   and 3,000,000 shares of Mountains West
                   Exploration, Inc. common stock are
                   pledged as collateral ..................   $100,000
                                                              ========
            Accrued interest - note receivable ............   $ 10,024
                                                              ========
            Note payables on demand, interest at 13%
                   to 17%,uncollateralized ................   $  8,231
                                                              ========
            Due from officer ..............................   $    499
                                                              ========

        Robert A. Doak, Jr. owned 10,480,548 of MWEX's common stock at December 31, 1997 and 1996. These shares represent 28% of the total common stock shares outstanding at December 31, 1997 and 1996. The wife of Robert A. Doak, Jr., Frances Doak, owned 255,000 shares of these shares. Frances also loaned MWEX $3,200 during 1997, with interest at 6%.

        The President of Gedd, Inc. was on the Board of Directors of MWEX during the first six months of 1997 and all of 1996. During 1997 and 1996, MWEX had various transactions with Gedd, Inc. (Note 3).

5)      Mineral Interests

        MWEX owns various mineral deeds of property in Las Animas County, Colorado. The property is subject to a previous deed which reserved to a prior owner any coal located on the property.

6)      Due to Affiliates

        Amounts due to affiliates include the following at December 31, 1997:


            Due to owners of PPL#56 joint venture,
              interest 8% per annum, payable from
              future production .................   $3,889,871
                                                    ==========

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

8)      Income Taxes

        MWEX had approximately $1,234,000 and $1,323,700 of federal net operating loss carryforwards at December 31, 1997 and 1996, respectively. The federal net operating loss carryforwards on December 31, 1997, expire on various dates between 2000 and 2011. MWEX also had approximately $1,110,750 and $1,189,100 of state net operating loss carryforwards at December 31, 1997 and 1996, respectively. The state net operating loss carryforwards on December 31, 1997, expire on various dates between 1999 and 2011.

        Temporary differences under SFAS 109 result from differences in bases of assets and liabilities for book and tax purposes. For the year ended December 31, 1997, MWEX had a temporary difference in the amount of $854 related to the net basis of fixed assets due to different methods of depreciation.

        A reconciliation of differences between the effective tax rate of MWEX and the U.S. federal statuary rate for 1997 and 1996 is as follows:

                                                       1997    1996
                                                       ----    ----

            Federal statutory rate .................    21%     19%
            Use of net operating loss ..............   (17)%   (15)%
            State income tax benefit ...............    (4)%    (4)%
                                                       ----    ----
                                                        --      --
                                                       ====    ====

        MWEX's deferred tax assets and deferred tax liabilities as of December 31 are as follows:

                                       1997                      1996
                             -----------------------    -----------------------
                                          Deferred                   Deferred
                                           Income                     Income
                                          Tax Asset                  Tax Asset
                               Amount    (Liability)      Amount    (Liability)
                             ----------   ----------    ----------   ----------

        Federal net
          operating loss
          carryforwards ..   $1,233,962   $  420,000    $1,323,652   $  450,000
        State net
          operating loss
          carryforwards ..    1,110,751       42,500     1,189,138       59,500
        Accumulated
          depreciation ...          854         (400)        1,147         (500)
                                          ----------                 ----------
                                             462,100                    509,000
        Deferred income
          tax asset
          valuation
          allowance ......                  (462,100)                  (509,000)
                                          ----------                 ----------
        Net deferred
          income tax
          asset ..........                $     --                   $     --
                                          ==========                 ==========

9)      Investment in Partnership

        During 1996, MWEX obtained a .75% interest in the Urubamba Placer Mining Company (A Limited Partnership) for a cost of $15,000. This partnership was formed to mine and sell the minerals in the Urubamba and Yanatili rivers in Peru. The profits and losses of the partnership are to be shared in proportion to the ownership percentages of the partners.

10)     Financial Instruments

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

           Note receivable, accrued interest receivable, and notes payable - the carrying amount approximates fair value because of the short periods to maturities.

           Investment in partnership - carrying amount approximates fair value because the investment was purchased during the year ended December 31, 1996 and no significant changes occurred in the partnership during 1997 that would significantly change the fair value.

        It was not practicable to estimate the fair value of the Due to Affiliates liability in the amount of $3,889,871 at December 31, 1997. This liability is to be paid from production of the oil and gas property (Note 3). Because of the difficulty in estimating the amount, sales prices, and timing of future oil and gas production of this property, an estimate of the timing and amounts of payments of this liability cannot be reasonably determined.

11)     Note Payable

        At December 31, 1997, MWEX had an outstanding note payable to a bank in the amount of $35,000. Monthly interest payments of 1% above the corporate base interest rate of the bank are due until the maturity date of the note, April 1, 1998. At December 31, 1997, the interest rate was 9.5%. Receivables, furniture, and equipment are pledged as collateral.

12)     Earnings (Loss) Per Share

        The following presents the information used to calculate earnings (loss) per share for the years ended December 31:

                                                        1997
                                      --------------------------------------
                                        Income         Shares      Per-Share
                                      (Numerator)   (Denominator)   Amount
                                      --------------------------------------
           Earnings per share
             Income available
             to common stockholders   $   86,981     37,523,020    $    .002
                                                                   =========
           Earnings per share
           - assuming full
           dilution
             Income available
             to common stockholders   $   86,981     37,523,020    $    .002
                                                                   =========

                                                        1996
                                      --------------------------------------
                                          Loss         Shares      Per-Share
                                      (Numerator)   (Denominator)   Amount
                                      --------------------------------------
        Loss per share
             Loss available
             to common stockholders   $  (82,051)    36,683,233    $   (.002)
                                                                   =========
        Loss per share
        - assuming full
        dilution
          Loss available to
          common stockholders         $  (82,051)    36,683,233    $   (.002)
                                                                   =========

        This net earnings (loss) per common share have been computed based on the weighted average number of shares outstanding during each year. Stock warrants were not included in the full dilution computation for 1996, as they were antidilutive. During 1996, warrant holders elected not to exercise their options (Note 7). No stock warrants were outstanding during 1997.

13)     Concentrations

        A financial instrument that potentially subjects MWEX to credit risk at December 31, 1997 is the $177,500 receivable from Oil Search Ltd. (Note
        3). This also accounts for 73% of total revenue for the year ended December 31, 1997. This receivable is uncollateralized. As stated in
        Note 3, a large portion MWEX's oil and gas properties are located in Papua New Guinea.


                        Mountains West Exploration, Inc.
                           Supplementary Information
                        Oil and Gas Producing Activities
                              at December 31, 1996
                                  (Unaudited)

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves

                                                                        United
                                                                        States
                                                                       --------

Future cash inflows ..........................................         $   --
Future production and development costs ......................             (176)
Future income tax expenses ...................................             --
                                                                       --------

Future net cash flows ........................................             (176)
10% annual discount for estimated timing of cash flows .......             --
                                                                       --------

Standardized measure of discounted future net cash flows .....         $   (176)
                                                                       ========

Future net cash flows during the year ended December 31, 1996:

Standardized measure, beginning of year ......................         $  3,779
Sales and transfers of oil and gas produced,
        net of production costs ..............................          (19,022)
Net changes in prices and production costs ...................             --
Extensions, discoveries, and improved recovery,
        less related costs ...................................             --
Development costs incurred during the period .................             --
Revisions of previous quantity estimates .....................          15,067
Accretion of discount ........................................            --
Net change in income taxes ...................................            --
Other ........................................................            --
                                                                       --------
Standardized measure, end of year ............................         $   (176)
                                                                       ========

Reserve quantity information
                                                                                       1997
                                                 ----------------------------------------------------------------------------------
                                                           United                      Papua
                                                           States                   New Guinea                      Total
                                                 --------------------------    ----------------------    --------------------------
                                                  Oil (bbl)      Gas (Mcf)     Oil (bbl)   Gas (Mcf)      Oil (bbl)      Gas (Mcf)
                                                 -----------    -----------    --------   -----------    -----------    -----------
Proved developed and undeveloped reserves
   Beginning of year .........................          --          375,000     711,000    10,317,435        711,000     10,692,435
   Purchases of minerals in place ............          --             --          --            --             --             --
   Extensions and discoveries, shut-in .......          --             --          --            --             --             --
   Production ................................          (122)       (32,938)       --            --             (122)       (32,938)
   Revision of previous estimates ............           122        (97,446)   (241,000)   (1,221,305)      (240,878)    (1,318,751)
                                                 -----------    -----------    --------   -----------    -----------    -----------
   End of year ...............................          --          244,616     470,000     9,096,130        470,000      9,340,746
                                                 ===========    ===========    ========   ===========    ===========    ===========

Proved developed reserves
   Beginning of year .........................          --             --          --            --             --             --
                                                 ===========    ===========    ========   ===========    ===========    ===========

   End of year ...............................          --          244,616        --            --             --          244,616
                                                 ===========    ===========    ========   ===========    ===========    ===========

                                                                        1996
                                                 ----------------------------------------------------------------------------------
                                                           United                      Papua
                                                           States                   New Guinea                      Total
                                                 --------------------------    ----------------------    --------------------------
                                                  Oil (bbl)      Gas (Mcf)     Oil (bbl)   Gas (Mcf)      Oil (bbl)      Gas (Mcf)
                                                 -----------    -----------    --------   -----------    -----------    -----------
Proved developed and undeveloped reserves
   Beginning of year .........................           459        392,735     711,000     5,862,500        711,459      6,255,235
   Purchases of minerals in place ............          --             --          --            --             --             --
   Extensions and discoveries, shut-in .......          --             --          --            --             --             --
   Production ................................          (121)       (22,994)       --            --             (121)       (22,994)
   Revision of previous estimates ............          (338)         5,259        --       4,454,935           (338)     4,460,194
   Sales of minerals in place ................          --             --          --            --             --             --
                                                 -----------    -----------    --------   -----------    -----------    -----------
   End of year ...............................          --          375,000     711,000    10,317,435        711,000     10,692,435
                                                 ===========    ===========    ========   ===========    ===========    ===========

Proved developed reserves
   Beginning of year .........................           459         17,735        --            --              459         17,735
                                                 ===========    ===========    ========   ===========    ===========    ===========

   End of year ...............................          --             --          --            --             --             --
                                                 ===========    ===========    ========   ===========    ===========    ===========

The foregoing tables present MWEX's estimated proved oil and gas reserves as of December 31, 1997, and 1996. Reserve quantities of oil and gas are presented in barrels and thousands of cubic feet (Mcf), respectively. Reserve estimates are inherently imprecise and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. Estimates of new discoveries are more imprecise than those of producing oil and gas properties and, accordingly, the estimates are expected to change as future information becomes available. The estimate of reserve quantities was prepared by independent petroleum engineers in accordance with rules adopted by the Securities and Exchange Commission.

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


                                                               United States
                                                          ----------------------
                                                           1997           1996
                                                          -------        -------

Revenues
   Sales .........................................        $41,912        $24,129
                                                          -------        -------
Expenses
   Production costs ..............................          5,689          5,107
   Depreciation, depletion,
   and valuation allowance .......................           --            2,525
                                                          -------        -------
      Total expenses .............................          5,689          7,632
                                                          -------        -------

   Results of operations
      from producing activities
      (excluding corporate overhead
      and interest costs) ........................        $36,223        $16,497
                                                          =======        =======

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No  principal  independent   accountant  resigned  (or  declined  to  stand  for
re-election) or was dismissed during the Company's two most recent fiscal years or any later interim period.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                    Age             Positions held with Company
----                    ---             ---------------------------

Robert A. Doak, Jr.     70              Director, President and Treasurer
David G. Shier          57              Vice President, Secretary and Director

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

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 1997.

                      Number                                          Other
Capacities in       of Persons    Salaries and         Insurance     Forms of
Which Served         in Group    Directors fees (1)    Benefits     Remuneration
------------         --------    -----------------     --------     ------------

Directors               2             -0-                -0-           -0-
Executive Officers      1          $96,000 (2)           -0-           -0-

All Officers and
Directors as a group    2          $96,000 (1)(2)        -0-           -0-
_________
(1) Directors are to be paid $300 per meeting attended by such director. Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees.
(2) Effective July 1, 1997, the President's salary was established at $8,500 per month, to the extent of funds being available for such payment. Any payment of salary not made in any month is carried forward, without interest, to be paid from the first otherwise uncommitted and available funds.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 1998, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

Directors
---------
                          (2)                        (3)
     (1)            Name and address          Amount and nature        (4)
   Title of               of                          of             Percent
    Class           Beneficial owner         Beneficial ownership    of class
    -----           ----------------         --------------------    --------

$0.001 par value   Robert A. Doak, Jr.          10,480,548 (1)       27.57%
common stock       616 Central, S.E.               direct
                   Suite 213
                   Albuquerque, NM 87102

$0.001 par value   David G. Shier                  312,511 (2)        0.82%
common stock       259 N. Commercial St.           direct
                   Trinidad, Colorado 81082

All Directors and officers as a group (1) (2)   10,892,262           28.39%
___________
(1)  Includes 255,000 shares owned by Mr. Doak's wife.
(2)  Includes 1,000 shares owned by Mr. Shier's wife.

Beneficial Owner
----------------

                          (2)                        (3)
     (1)            Name and address          Amount and nature        (4)
   Title of              of                          of              Percent
    Class           Beneficial owner         Beneficial ownership    of class
    -----           ----------------         --------------------    --------

$0.001 par value   GEDD, Inc.                    5,590,800           14.71%
common stock       1400 North Woodward Ave.        direct
                   Suite 270
                   Bloomfield Hills, Michigan(1)

Item 12. Certain Relationships and Related Transactions.

1. Effective July 7, 1997, Mr. Doak's salary was increased from $6,500 to $8,500 per month, to the extent of funds being available for such payment. Any payment of salary not made in any month is to be carried forward, without interest, to be paid from the first funds otherwise uncommitted.
2. During 1997, Mr. Doak loaned $8,200 to the Company on a demand note bearing interest at 13.27% per annum and Mrs. Doak loaned the Company $3,200 on a demand not bearing interest at the rate of 6% per annum. Both notes remained unpaid at the end of the year.
3. PPL License 165 was sold to Oil Search, Ltd. and then refilled as PPL 203. Oil Search, Ltd. owns 85% of the license and is the operator of the license. Gedd, Inc. owns 10 % of the license and the Company owns 5% of the license. The new license was not issued until after the end of the fiscal year and the Company has not yet received its payment from the sale. It is anticipated that the Company will receive $177,500 before the end of March, 1998.
4. During 1996 certain person who were members of the management of Gedd, Inc., held options which they had acquired for a price of $0.03 per share. It was agreed between the Company and the option holders that if the options were not exercised the Company would issue each option holder shares of the Company's stock, valued at $0.10 per share, for the money paid by the holders for their options. The shares, totaling 468,050 shares, were issued to the option holders at the end of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

     (1) Financial Statements.
             Independent Auditors' report
             Balance Sheets at December 31, 1997 .
             Statements of Operations for the years ended December 31, 1997 and 1996.
             Statements of Stockholders' Equity for the years ended
                 December 31, 1997 and 1996.
             Statements of Cash Flows for the years ended December 31,
                 1997 and 1996.
             Notes to Financial Statements at December 31, 1997 and 1996. Supplementary Information, Oil and Gas Producing Properties
                 at December 31, 1997 and 1996.

(b)  Reports on Form 8-K:
     --------------------

     The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

c) Exhibits:
   ---------

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

MOUNTAINS WEST EXPLORATION, INC.

Robert A. Doak, Jr.                            Date: March 31, 1998
-----------------------------------------
Robert A. Doak, Jr.,  President and Chief
                      Executive Officer and
                      Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert A. Doak, Jr.                            Date: March 31, 1998
-----------------------------
Robert A. Doak, Jr., Director



David G. Shier                                 Date: March 31, 1998
------------------------
David G. Shier, Director