Form 10QSB
period 1998-03-31
MOUNTAINS WEST EXPLORATION INC
filed 1998-05-13
CIK 319040

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 1998

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at May 14, 1998, was 38,019,270 shares.

                                    PART  I

ITEM 1. FINANCIAL STATEMENTS

                       MOUNTAINS WEST EXPLORATION, INC.
                           CONDENSED BALANCE SHEET
                                  UNAUDITED

                                March 31, 1997

ASSETS

  Current Assets
    Cash ....................................................       $     4,044
    Accounts receivable .....................................           177,500
    Due from officer ........................................               899
    Deposit .................................................             1,500
    Accrued interest receivable .............................            11,424
                                                                    -----------
  Total current assets ......................................           195,367
                                                                    -----------
  Furniture and equipment
    Office furniture and equipment, at cost .................            12,470
    Less accumulated depreciation ...........................           (10,822)
                                                                    -----------
  Net furniture and equipment ...............................             1,648
                                                                    -----------
  Oil and gas properties, using the successful
     efforts method (Note 3) ................................         4,178,838
     Less accumulated depreciation,
        depletion and amortization ..........................           (14,779)
                                                                    -----------
  Net oil and gas properties ................................         4,164,059
                                                                    -----------
  Other assets
     Term deposit account - restricted ......................            53,042
     Note receivable, officer ...............................           100,000
     Investment in partnership ..............................            15,000
     Mineral interest .......................................            50,683
                                                                    -----------
  Total other assets ........................................           218,725
                                                                    -----------

Total assets ................................................       $ 4,579,799
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Accounts payable .......................................       $    16,002
     Accrued payroll and related taxes ......................            64,756
     Accrued liabilities ....................................            38,400
     Note Payable Officer ...................................            23,374
     Due to affiliates ......................................         4,081,791
     Note payable ...........................................            35,000
                                                                    -----------
  Total Current Liabilities .................................         4,259,323
                                                                    -----------
  Stockholder's Equity
     Common Stock, $.001 par value, authorized:
       50,000,00 shares, issued 38,103,770
       shares; outstanding 38,019,270 shares ................            38,020
     Capital in excess of par value .........................         1,617,757
     Accumulated  deficit ...................................        (1,335,301)
                                                                    -----------
  Total Stockholders Equity .................................           320,476
                                                                    -----------

Total Liabilities and Stockholders Equity ...................       $ 4,579,799
                                                                    ===========


                       MOUNTAINS WEST EXPLORATION, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                    March 31,        March 31,
                                                      1998             1997

Revenues
  Oil and gas sales ..........................    $      4,936     $     10,895
  Lease income ...............................            --             13,655
  Interest in sale of oil & gas property .....            --               --
                                                  ------------     ------------
Total revenue ................................           4,936           24,550
                                                  ------------     ------------
 Expenses
  Production costs ...........................           1,043            4,205
  Exploration costs ..........................            --               --
  Depreciation and depletion .................             330              366
  Consulting .................................             714              264
  General and administrative .................          32,798           26,536
                                                  ------------     ------------
Total expenses ...............................          34,885           31,371
                                                  ------------     ------------

Loss from operations .........................         (29,949)          (6,821)

Other income
  Interest income ............................           1,300            1,090
  Interest expense ...........................          (1,764)            (313)
  Other ......................................             (35)            (230)
                                                  ------------     ------------
Total other income (loss) ....................            (499)             547
                                                  ------------     ------------

Net earnings .................................    $    (30,448)    $     (6,274)
                                                  ============     ============

Earnings (loss) per common share: ............    $       0.00     $       0.00
                                                  ============     ============
Weighted Average Number of Shares
  Outstanding (Note 2) .......................      38,019,270       37,034,270
                                                  ============     ============


                       MOUNTAINS WEST EXPLORATION, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       March 31,      March 31,
                                                         1998           1997

Cash Flows from Operating Activities
   Cash received from customers ..................    $   4,936      $  49,295
   Cash paid to suppliers & employees ............      (14,114)       (52,441)
   Interest received .............................          300             90
   Interest paid .................................       (1,764)          (313)
                                                      ---------      ---------
      Net cash used by operating activities ......      (10,642)        (3,369)
                                                      ---------      ---------
Cash Flows from Financing Activities
   Net proceeds from officer advances ............       11,943           --
                                                      ---------      ---------
      Net cash provided by financing activities ..       11,943           --
                                                      ---------      ---------

Net increase (decrease) in cash ..................        1,301         (3,369)

Cash at beginning of period ......................        2,743         38,876
                                                      ---------      ---------

Cash at end of period ............................    $   4,044      $  35,507
                                                      =========      =========

Reconciliation of Net income (loss) to
   Cash Provided by Operating Activities:

Net earnings (Loss) ..............................    $ (30,448)     $  (6,273)
   Adjustments
   Depreciation, depletion and amortization ......          330            366
   Increase in prepaid expenses and
      accounts receivable ........................       (2,424)        (1,000)
   Increase in advances, accounts payable
      and accrued liabilities ....................       21,900          3,538
                                                      ---------      ---------

Net Cash used by Operating Activities ............    $ (10,642)     $  (3,369)
                                                      =========      =========

Noncash Investing or Financing Activities:
   Note issued in exchange for investment
      in oil and gas property in Papua,
      New Guinea: ................................    $ 191,920      $ 116,623


                        MOUNTAINS WEST EXPLORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

I. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The balance sheet at March 31, 1998 and statements of operations and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of operating results for the full year.

2. NOTES TO FINANCIAL STATEMENTS.

Net income or loss per common share has been computed based on the weighted average number of shares outstanding during the period. Stock options issued in 1991 have not been considered as their effect would be antidilutive.

3.  OIL AND GAS PROPERTIES

Capitalized costs using the successful efforts method related to the Company's oil and gas activities as of March 31, 1997 are as follows:

                 Proved developed properties ..   $    14,779
                 Proved shut - in property ....     4,164,059
                 Accumulated depreciation,
                    depletion, amortization and
                    valuation allowances ......       (14,779)
                                                  -----------

                 Net capitalized costs ........   $ 4,164,059
                                                  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

During the quarter ended March 31, 1998, oil and gas sales were $4,936 compared to $10,895 for the same period in the prior year. The Company had no other operating income during the quarter. The reduction in sales is due in part to the natural decline in production from the Company's gas wells in the Denver Basin which have almost reached their economic limit. A redetermination of the interests in the coal bed methane unit in Las Animas County, Colorado where the company has an interest in two gas wells has caused a decline in monthly revenues to the Company. Although the monthly sales revenue has decreased, the production lives of these wells will be extended and should be beneficial to the Company over the life of the wells (See "Colorado "below).

The long awaited production from the SE Gobe oil field in Papua New guinea commenced in April, 1998. Although all of the Company's revenue from that license will be devoted to repaying the Company's debts to its partners for its share of the costs of establishing the production, which at March 31, 1998 was approximately $4,082,000., the debt reduction caused by this revenue stream should greatly increase the stockholders' equity position of the Company. Management anticipates that the production from the license will increase as will the Company's share of the revenue from the production (See "Papua New Guinea" below).

At the time production commenced from the property, the Company became obligated to pay its share of all capital development costs incurred on any license in which it holds an interest. The Company owns interests in the following properties:

Colorado

The Company owns over 2400 acres of minerals in Las Animas county, Colorado. The two coal bed methane gas wells discussed above are located on 240 acres of these minerals. The Company's 1770 acre tract of the minerals were leased to a Texas oil company however the company declined to drill the necessary wells to hold the lease. The Company is currently considering developing these minerals itself as funds become available.

Papua New Guinea

a. The three oil wells in which the Company has an interest have been included in Petroleum Development License (PDL) 3. As stated earlier these oil wells commenced production on the 17th of April, 1998. The three wells initially produced about 12,000 barrels per day. Production is increasing daily and plans are to have the SE Gobe oil field producing 25,000 barrels per day by mid July 1998. These wells and certain other lands included within PDL#3 have been unitized with Chevron Oil Company's existing PDL #4 to the north. These two partial PDLs are being developed as the Southeast Gobe Oil Field. The Company's interest in the unitized production, after exercise by the government of its right to acquire a 22 1/2% interest in the fields, is a net 0.8718% which will result in an anticipated initial production to the Company's interest of approximately 220 barrels of oil per day. The Company's expenses in this unit were carried until the first production from PDL 3 was sold. The operator of the field, Chevron, was able to put the Gobe Main field and the SE Gobe field on production approximately two months ahead of schedule and approximately $50,000,000 under budget. The costs of getting the oil from the unit to sale has been estimated at more than $175,000,000, none of which was payable by the Company until after the first sale of production. At that time, all of the money realized from the sale of the oil will be devoted to repayment of the carried cost of the project. Management estimates at the production rate of 200 barrels per day at a price of $20 per barrel to the Company's interest will take approximately thirty six months to pay out after production begins. Because of the recent depressed would price for oil the payout may well be substantially longer than anticipated.

b. PPL 189 contains approximately 480,000 acres (24,245 net to the Company's interest). As a result of reallocation of interests, the Company's interest in this License is 5.051%. This license has the Barikiwa shut-in gas field located on it. The Barikiwa field has gas reserves estimated from a low of 163 billion cubic feet to a high of 1590 billion cubic feet. Further evaluation will be made to more precisely define the true reserves of this field. Plans to build at least one LNG plant in Papua, New Guinea have been announced and Chevron has announced plans to build a gas pipeline from Papua New Guinea into Northern Australia. Either an LNG plant or the proposed pipeline should greatly increase the value of the gas reserves at Barikiwa. The Company will have to fund its 5.051% share of the work program of this license which calls for an expenditure of approximately $6,250,000 over a period of six years, with approximately $56,000 of that amount to be paid during the current year. The operator, Santos, has recently completed a seismic program over the Barikiwa Gas field. The seismic records are now being processed and the Company is awaiting the results. As production has commenced on the SE Gobe field, the Company will now have to pay its full share in future development of the license.

c. PPL 190 contains approximately 460,000 acres (17,309 net to the Company's interest) has many very prospective surface structures located on it. A seismic line was run over the Masaka structure during 1997 with positive results. It is anticipated that the Masaka structures will be drilled during 1998, however, a landowner dispute has slowed progress and a definite date for the commencement of drilling is not known at this time. A reallocation of interests has increased the Company's interest in this license to 3.763%. As production has commenced on the SE Gobe field, the company must fund its share of a new seismic program which is estimated to cost approximately $1,000,000. The manager of the joint venture will issue cash calls to each partner, who will each then pay the amount of the stated cash call. The Iehi shut in gas field lies on this license but the reserves are insignificant at this time. The Company will have to fund most of the work program of the license which calls for an expenditure of $13,500,000 over the next five years. Management estimates that the Company's cost in this new concession over the next year will be approximately $200,000.

d. PPL 203 (previously PPL 165) - Oil Search Ltd, is the operator with an 85% ownership interest in the license. Gedd, Inc. owns 10% while the Company owns a 5% carried interest until a well is commenced on the property. A new work program of seismic and surface mapping is to commence during the current year. A part of the reorganization of the license, the Company received from Oil Search, Ltd.(the operator), a payment of $177,500 in early April, 1998 as a refund for previous work done on the license. Under the terms of the contract with the Operator, the Company has a carried interest in the two year work program and will not have to pay any of the costs until commencement of the first well of production at which time the Company will pay its 5% share.

As stated, the Company faces cash calls on each of the licenses in which it has interests, while the bulk of its revenue will be devoted to paying debt incurred over the past two decades while production was being established on PDL#3. The Company must find the funds to meet the cash calls through the sale of stock, borrowings or sale of interests in its properties. No specific source of the required funds is known at the time of this report.

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

Changes in Financial Condition

During the quarter the Company continued to experience a decline in cash position due to the ongoing operating expenses of the Company. On April 1, 1998, the Company received $177,500 from Oil Search Pty, Ltd. (See PPL 203 above). The Company's total debt increased by $225,763 during the quarter as a result of additional expenses of exploration being paid by the Company's partners. The Company's primary liability is a continually developing carried interest in certain New Guinea oil and gas rights. The Company's total liabilities other than those created by this carried interest are approximately $177,532. It is Management's belief that the Company will be able to continue to meet its financial commitments during the remainder of the fiscal year.


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

       (b) Reports on Form 8-K.

           On February 6, 1998, the Company filed a form 8-K announcing the resignation of Mr. Thad H. Turk from the Board of Directors of Mountains West Exploration, Inc..


SIGNATURES

In accordance with section 13 to 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Robert A. Doak, Jr.                                            May 13, 1998
--------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                      and Chief Financial Officer