Form 10QSB
period 1998-06-30
MOUNTAINS WEST EXPLORATION INC
filed 1998-08-14
CIK 319040

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at August 14, 1998, was 38,019,270 shares.



PART  I
                          ITEM 1. FINANCIAL STATEMENTS

                        MOUNTAINS WEST EXPLORATION, INC.
                             CONDENSED BALANCE SHEET
                                    UNAUDITED
                                  June 30, 1998

 ASSETS
  Current Assets
    Cash ....................................................       $     2,957
    Due from officer ........................................               899
    Accrued interest receivable .............................            12,024
                                                                    -----------
  Total current assets ......................................            15,880
                                                                    -----------

  Furniture and Equipment
     Office furniture and equipment, at cost ................            14,470
       Less accumulated depreciation ........................           (11,173)
                                                                    -----------
      Net furniture and equipment ...........................             3,297
                                                                    -----------

  Oil and gas properties, using the successful
  efforts method ............................................         4,366,645
    Less accumulated depreciation,
      depletion and amortization ............................           (14,779)
                                                                    -----------
   Net oil and gas properties ...............................         4,351,866
                                                                    -----------

  Term deposit account - restricted .........................            53,140
  Note receivable, officer ..................................           100,000
  Investment in partnership .................................            15,000
  Mineral interest ..........................................            50,683
  Total other assets ........................................           218,823
                                                                    -----------
  Total assets ..............................................       $ 4,589,866
                                                                    -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable ........................................            16,002
    Accrued payroll and related taxes .......................            29,876
    Due to affiliates .......................................         4,136,981
    Note payable ............................................            34,000
                                                                    -----------
  Total Current Liabilities .................................         4,216,859
                                                                    -----------

 Shareholder's Equity
  Common Stock, $.001 par value, authorized:
   50,000,00 shares, issued 38,103,770 shares;
   outstanding 38,019,270 shares ............................            38,020
  Capital in excess of par value ............................         1,617,757
  Accumulated  deficit ......................................        (1,282,770)
                                                                    -----------
  Total Stockholders Equity .................................           373,007
                                                                    -----------
Total Liabilities and Stockholders Equity ...................         4,589,866
                                                                    ===========



                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 Three Months      Three Months
                                                     Ended             Ended
                                                 June 30, 1998     June 30, 1997
                                                  -----------       -----------
REVENUES
 Oil and Gas Sales .........................           94,996            14,321
 Other operating income ....................             --              33,898
 Interest in sale of
    oil & gas property .....................             --                --
                                                  -----------       -----------
                                                       94,996            48,219
                                                  -----------       -----------
 EXPENSES
 Production costs ..........................            1,138             1,805
 Exploration costs .........................             --                --
 Depreciation and depletion ................              350             1,000
 Consulting ................................            6,517             1,150
 General and administrative ................           35,276            59,337
                                                  -----------       -----------
 Total expenses ............................           43,281            63,292
                                                  -----------       -----------

Loss from operations .......................           51,715           (15,073)

Other income
 Interest income ...........................            1,115            38,364
 Interest expense ..........................             (245)           (1,563)
 Other .....................................              (55)           (1,074)
                                                  -----------       -----------
Total other income (loss) ..................              815            35,727
                                                  -----------       -----------

Net earnings ...............................           52,530            20,654
                                                  ===========       ===========

Earnings (loss) per common share: ..........            0.001             0.001
                                                  ===========       ===========

Weighted Average Number of Shares
  Outstanding (Note 2) .....................       38,019,270        37,026,620
                                                  ===========       ===========


                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 Six Months         Six Months
                                                    Ended              Ended
                                                June 30, 1998      June 30, 1997
                                                ------------       ------------

REVENUES
 Oil and Gas Sales .......................      $     99,932       $     25,216
 Other operating income ..................              --               33,897
 Lease Income ............................              --               13,655
                                                ------------       ------------
                                                      99,932             72,768
                                                ------------       ------------
 EXPENSES
 Production costs ........................             2,182              6,010
 Exploration costs .......................              --                 --
 Depreciation and depletion ..............               737              1,366
 Consulting ..............................             7,231              1,414
 General and administrative ..............            68,018             85,872
                                                ------------       ------------
Total expenses ...........................            78,168             94,662
                                                ------------       ------------

Income (Loss) from operations ............            21,764            (21,894)

Other income
 Interest income .........................             2,415             39,454
 Interest expense ........................            (2,008)            (1,876)
 Other ...................................               (90)            (1,304)
                                                ------------       ------------
Total other income (loss) ................               317             36,274
                                                ------------       ------------

Net earnings .............................            22,081             14,380
                                                ============       ============

Earnings (loss) per common share: ........              0.00               0.00
                                                ============       ============
Weighted Average Number of Shares
    Outstanding (Note 2)
                                                  38,019,270         37,033,887
                                                ============       ============



                        MOUNTAINS WEST EXPLORATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                       Six Months     Six Months
                                                         Ended          Ended
                                                        June 30,       June 30,
                                                         1998           1997
                                                       ---------      ---------
Cash Flows from Operating Activities
 Cash received from customers ....................     $ 278,234      $  97,514
 Cash paid to suppliers & employees ..............      (130,281)      (112,960)
 Interest received ...............................         1,415         38,454
 Interest paid ...................................        (2,009)        (1,876)
                                                       ---------      ---------
Net cash provided by operating activities ........       147,359         21,132
                                                       ---------      ---------
Cash Flows from Investing Activities
 Acquisition of office equipment .................        (2,000)          --
 Acquisition of oil, gas & mineral interests .....       (43,554)          --
                                                       ---------      ---------
Net cash used by investing activities ............       (45,554)          --
                                                       ---------      ---------
Cash Flows from Financing Activities
 Net draw on line of credit ......................        (1,000)        34,500
 Purchase of term deposits .......................           (98)          --
 Repayments to affiliates ........................       (89,062)          --
 Repayment of officer loans ......................       (11,431)        (7,092)
 Purchase of Treasury Stock ......................          --             (776)
                                                       ---------      ---------
Net cash used by financing activities ............      (101,591)        26,633
                                                       ---------      ---------

Net increase (decrease) in cash ..................           214        (11,674)
Cash at beginning of period ......................         2,743         38,876
                                                       ---------      ---------
Cash at end of period ............................     $   2,957      $  27,202
                                                       =========      =========
Reconciliation of Net income (loss)
   to Cash Provided by Operating Activities:
 Net earnings (Loss) .............................     $  22,082      $  14,380
 Adjustments
  Depreciation, depletion and amortization .......           681          1,366
  Decrease (increase) in prepaid expenses
     and accounts receivable .....................       175,976         (3,756)
  Increase (decrease) in advances, accounts
    payable and accrued liabilities ..............       (51,380)         9,142
                                                       ---------      ---------
 Net Cash provided by operating activities .......       147,359         21,132
                                                       =========      =========
Noncash Investing or Financing Activities:
Note issued in exchange for investment in
   oil and gas property in Papua,
   New Guinea: ...................................     $ 336,172      $ 482,284


                        MOUNTAINS WEST EXPLORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The balance sheet at June 30, 1998 and statements of operations and statements of cash flows for the six and three month periods ended June 30, 1998 and 1997 have been prepared by the company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at December 31, 1997. The results of operations for the six and three month periods ended June 30, 1998 are not necessarily indicative of operating results for the full year.

2. NOTES TO FINANCIAL STATEMENTS.

Net income or loss per common share has been computed based on the weighted average number of shares outstanding during the period.

3.  OIL AND GAS PROPERTIES

Capitalized costs using the successful efforts method related to the Company's oil and gas activities as of June 30, 1998 are as follows:

                  Proved developed properties .   $    14,779
                  Proved property .............     4,351,866
                  Accumulated depreciation,
                    depletion, amortization and
                    valuation allowances ......       (14,779)
                                                  -----------
                  Net capitalized costs .......   $ 4,351,866
                                                  ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

During the three months ended June 30, 1998, oil and gas sales were $94,996 compared to $14,321 for the same period in the prior year. The Company had no other operating income during the quarter. The increase in sales is due to the commencement of production on oil and gas interests that the Company holds in Papua, New Guinea (See "Papua New Guinea" below). Other interest held by the Company in the Denver Basin of Colorado have almost reached their economic limit. A redetermination of the interests in the coal bed methane unit in Las Animas County, Colorado where the company has an interest in two gas wells has caused a decline in monthly revenues to the Company. Although the monthly sales revenue has decreased, the production lives of these wells will be extended and should be beneficial to the Company over the life of the wells (See "Colorado" below).

The long awaited production from the SE Gobe oil field in Papua New guinea commenced in April, 1998. All of the Company's revenue from that license will be devoted to repaying the Company's debts to its partners for its share of the costs of establishing the production, which at June 30, 1998 was approximately $4,137,000. The debt reduction caused by this revenue stream should greatly increase the stockholders' equity position of the Company. Management anticipates that the production from the license will increase as will the Company's share of the revenue from the production (See "Papua New Guinea" below).

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

Papua New Guinea

a. The three oil wells in which the Company has an interest have been included in Petroleum Development License (PDL) 3. As stated earlier these oil wells commenced production on the 17th of April, 1998. The three wells initially produced about 12,000 barrels per day and generated revenue to the Company of approximately $89,000 between April 17, 1998 and June 30, 1998. Production is increasing daily and plans are to have the SE Gobe oil field producing 25,000 barrels per day by mid July 1998. These wells and certain other lands included within PDL#3 have been unitized with Chevron Oil Company's existing PDL #4 to the north. These two partial PDLs are being developed as the Southeast Gobe Oil Field. The Company's interest in the unitized production, after exercise by the government of its right to acquire a 22 1/2% interest in the fields, is a net 0.8718% which will result in an anticipated initial production to the Company's interest of approximately 220 barrels of oil per day. The Company's expenses in this unit were carried until the first production from PDL 3 was sold. The operator of the field, Chevron, was able to put the Gobe Main field and the SE Gobe field on production approximately two months ahead of schedule and approximately $50,000,000 under budget. The costs of getting the oil from the unit to sale has been estimated at more than $175,000,000, none of which was payable by the Company until after the first sale of production. At that time, all of the money realized from the sale of the oil will be devoted to repayment of the carried cost of the project. Management estimates at the production rate of 200 barrels per day at a price of $20 per barrel to the Company's interest will take approximately thirty six months to pay out after production begins. Because of the recent depressed world price for oil the payout may well be substantially longer than anticipated.


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

As stated, the Company faces cash calls on each of the licenses in which it has interests, while the bulk of its revenue will be devoted to paying debt incurred over the past two decades while production was being established on PDL#3. The Company must find the funds to meet the cash calls through the sale of stock, borrowings or sale of interests in its properties. No specific source of the required funds is known at the time of this report. As of the date of this report the Company was in default in regard to approximately $78,000 of cash calls related to these interests.

The Company does not presently have the liquidity that is necessary to meet the aforementioned calls for payment of expenses and the Company has no present assurance of the availability of any of the funds that may be needed to cure its current default or meet future cash requirements. The failure of the Company to cure the default and meet any future cash call made on it for its share of the expenses incurred on any concession could result it its losing its interest in the concession.


Changes in Financial Condition

During the quarter the Company continued to experience a decline in cash position due to the ongoing operating expenses of the Company. On April 1, 1998, the Company received $177,500 from Oil Search Pty, Ltd. (See PPL 203 above). The Company's total debt decreased by $42,464 during the quarter as a result of the influx of working capital provided by the $177,500 Oil Search cash receipt. The Company's primary liability is a continually developing carried interest in certain New Guinea oil and gas rights. The Company's total liabilities other than those created by this carried interest are approximately $227,256. It is Management's belief that the Company will be able to secure financing sufficient to cure its default on the cash calls discussed above and will continue to meet its financial commitments during the remainder of the fiscal year.


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


Robert A. Doak, Jr.                                             August 14, 1998
--------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                           and Chief Financial Officer