Form 10KSB
period 2002-12-31
MOUNTAINS WEST EXPLORATION INC
filed 2004-06-18
CIK 319040

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2002


                         Commission File Number: 0-9500
                                                 ------

                        MOUNTAINS WEST EXPLORATION, INC.
                (Exact of small business issuer in its charter)

New Mexico                                                  0 85-0280415
----------                                                  ------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                            identification no.)

P.O. Box 754, Trinidad, Colorado                                  81802
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: 719-846-2623

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

$0.001 Par Value Common Stock
-----------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [_]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $24,808.

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
$20,530 (based on an  market value of $.001 per share on December 31, 2002)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 par value common stock, its only class of equity securities, as of December 31, 2002 was: 37,019,271.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         4
     Item 3.   Legal Proceedings                                               6
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       8
     Item 7.   Financial Statements                                            8
     Item 8. Changes in and Disagreements With Accountants on Accounting 9 and Financial Disclosure
     Item 8a.  Controls and Procedures                                        10


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              10
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 14
     Item 12.  Certain Relationships and Related Transactions                 14
     Item 13.  Exhibits and Reports on Form 8-K                               14
     Item 14.  Principal Accountant Fees and Services                         15

SIGNATURES                                                                    16

PART I

Item 1. Description of Business.

The Company

Mountains West Exploration, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on September 17, 1979.

The Company, is an independent oil and gas company engaged in the acquisition, exploration and development of oil and gas leases located in Colorado and New Mexico.

For the past several years, as resources have permitted, the Company has been increasing its activities and gas production is rising, but it has yet to obtain significant gas income. Management's time and the limited
Company resources have been used to maintain the properties held, and to acquire additional properties and to participate to the extent possible in the development of its properties. (See Item 2. Properties).

Domestic Exploration and Production

The Company owns small interests in methane gas wells in the Raton Basin in Colorado. These wells are producing from coal beds.

The Company has approximately 52 net acres of producing mineral rights and 242 net acres of non producing leases in South Central Colorado. The Company acreage is located in the southwestern part of the Raton Basin. Several Companies have now drilled and completed approximately 58 methane gas wells in the general area of these interests.

Producing Minerals      160 acres  12 1/2% - 20 net
                        80  acres  12 1/2% - 10 net

Non Producing Minerals  404.16     50% - 242 net

Producing Royalty       640 acres  3 1/2% - 22.4 net acres

Access to all domestic properties in which the Company owns any interest is readily available from state and county highways and roads on a year round basis.

COMPANY GAS WELLS (LOCATED IN LAS ANIMAS COUNTY,
COLORADO)

OPERATOR-EVERGREEN OPERATING COMPANY

WELL NAME          %INTEREST  NET WELLS  GROSS ACRES  NET ACRES
---------          ---------  ---------  -----------  ---------

Ozzello (one)       12.5%     12.5%      160          20
Jacks (one)         6.25%     6.25%       80           5
Nicol (four units)
(see (1) below)      3.5%       14%      640          22.4

TOTAL                         32.75%     880          47.4

(1) Nicol Lease: 640 acres 4 units because of irregular shape 7 wells were drilled and the company's ownership interests are as follows:

Bumble Bee 0.875% interest
Colorow    1.762375%
Donohue    0.59314%
Ellen      3.5%
Jerry      1.75%
News Radio 2.6%
Roseanne   3.5%

Oil Wells. None

Foreign Exploration.  None


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

Governmental Regulations

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

Item 2. Description of Properties.

Offices.

The Company rents its offices at 134 West Main St., Ste 35., Trinidad, Colorado 81082, under a month-to-month lease at a monthly rental of $500. The suite consists of approximately 700 sq. feet, which Management believes will be adequate for the Company's need for the foreseeable future.

Productive Wells and Acreage.

The following table reflects the approximate total gross and net productive oil and gas wells and approximate total gross and net developed acreage at December 2002:

Productive Wells

WELL NAME          %INTEREST  NET WELLS  GROSS ACRES  NET ACRES
---------          ---------  ---------  -----------  ---------

Ozzello (one)       12.5%     12.5%      160          20
Jacks (one)         6.25%     6.25%       80           5
Nicol (four units)
(see (1) below)      3.5%       14%      640          22.4

TOTAL                         32.75%     880          47.4

(1) Nicol Lease: 640 acres 4 units because of irregular shape 7 wells were drilled and the ownership interest are as follows:

Bumble Bee 0.875% interest
Colorow    1.762375%
Donohue    0.59314%
Ellen      3.5%
Jerry      1.75%
News Radio 2.6%
Roseanne   3.5%



1. Gross well or acres is a well or acre in which a working  interest  is owned.
2. A net well or acre is deemed to exist when the sum or the fractional ownership working interests in gross wells or acres equal one. As a working interest holder, the Company, along with other working interest holders, pay 100% of production costs.

Undeveloped Properties

At December 31, 2002 the Company held approximately the following gross and net undeveloped oil and gas acreage:

Leases                 Gross Acres               Net Acres (1)

Colorado Mineral Interests    484.16               242
New Mexico
                            --------              ------
Totals                        484.16               242
                           =========              ======
(1) Computed using the Company's net revenue interest. Net Acres include working interests and overriding royalty interests.

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

                                    PART 11

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded over-the-counter, under the symbol MWEX.PK The Company's common stock is listed by the National Daily Quotation Bureau, Inc. in its Pink Sheets. The high and low bid prices during each quarter of 2001 and 2002 are as follows

                              2001                                  2002
                              ----                                  ----
                            Bid Prices                            Bid Prices
                            ----------                            ----------

                        High         Low                        High         Low
                        ----         ---                        ----         ---
1st Quarter            .07        .0625        1st Quarter      .03        .02
2nd Quarter           .0625       .03125       2nd Quarter      .025       .025
3rd Quarter           .0625       .03125       3rd Quarter      .075       .025
4th Quarter           .0625          .03       4th Quarter       .10       .055

There were approximately 2,000 holders of the Company's common stock on December 31, 200

There currently is a limited public market for Mountains West Exploration, Inc. common stock in the pink sheets, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until Mountains West Exploration, Inc. common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Mountains West Exploration, Inc. common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Mountains West Exploration, Inc. shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company has never paid dividends on its common stock.

Item 6. Management's Discussion and Analysis

Results of Operations

The company had revenues from gas production of $24,808 in 2002 and $26,648 in 2001. The company incurred operating expenses of $26,785 in 2002 and $51,027 in 2001. The substantial reduction in expenses in 2002 was due to lower consulting fees and lack of lease costs ($17,441)in 2001. The largest five components of expense were as follows.

                        2002                    2001
                        ----                    ----

Consulting              4,171                   14,319
Legal and Accounting    7,771                    3,652
Mineral rights          -                       17,441
Rent                    2,903                    1,487
Transfer Agent          2,000                    3,000

The net loss was ($4,094) for 2002 and ($27,475) for 2001. The net loss per share was nominal in each year.

Liquidity and Capital Resources

During the year, the company had decreased revenue, but a marginally increased cash position, which was insufficient for any significant operations. The company had cash of $1,613 and illiquid assets of $15,500 approximately.

The company's only capital resources are its assets which may be illiquid and its common stock which might be sold to raise capital.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position due to increased revenue of the Company. The Company's total debt increased by $5,000 during the year as a result of expense accruals. The Company's total liabilities are approximately $40,000.


NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business.

The Company will need to raise additional funds to expand its business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $40,000, all of which is current, $1,613 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $100,000.

Item 7. Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               REDW, LLC, formerly auditors for the Company, resigned as auditors on November 15, 2000. Michael Johnson & Co., LLC were engaged as auditors for Company on November 20, 2003.

               The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

               In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

               No audit report by REDW,  LLC, for any period up to
               December 31, 2003 was ever issued and so never  contained an
               opinion  which  included a paragraph discussing   uncertainties
               related  to   continuation of  the Registrant  as a going
               concern. No report of REDW, LLC contained an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principle

Item 8a. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                             Age               Positions held with Company

Robert A. Doak, Jr.              76                Director, President and
                                                   Treasurer
David G. Shier                   63                Vice President, Secretary and
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

No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section I 6(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

There are no family relationships among the members of the Board of Directors and Management.

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2002.


SUMMARY COMPENSATION TABLE OF EXECUTIVES
                            Fiscal     Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                               ($)            ($)          Compensation          Stock            Underlying
                                                                   ($)                   Award(s)         Options/
                                                                                         ($)              SARS (#)
- ---------------------------------------------------------------------------------------------------------------------

Robert Doak,
President/CEO               2002       $12,000        0            0                     0                0
& Director                  2001       $0             0            0                     0                0

David Shier,
Secretary & Director        2002       $0             0            0                     0                0
                            2001       $0             0            0                     0                0

All Officers &
Directors as a group (2)    2002       $12,000        0            0                     0                0
                            2001       $0             0            0                     0                0


     (1) Directors are to be paid $300 per meeting attended by such director. Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees.

     (2) Effective June 1, 2002, the President's salary was established at $1,000 per month, to the extent of funds being available for such payment. Any payment of salary not made in any month is carried forward, without interest, to be paid from the first otherwise uncommitted and available funds.

Audit Committee
---------------
     The company does not have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has bee hired because the company is to small to afford such expense.

Code of Ethics
--------------
     The company has not adopted a Code of Ethics for the Board and the salaried employees.

 Committees and Procedures
--------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because all directors participate in the consideration of director nominees and the board is so small.

     (3) Each of the members of the Board which acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders;

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations; should provide a completed Directors Questionnaire to the company

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.




Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2002, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

Directors.

                      (2)                   (3)

  (1)              Name and address    Amount and nature                (4)
Title of                   of                of                        Percent
Class              Beneficial owner    Beneficial ownership            of class
-----              ----------------    --------------------            --------

$.001 par value    Robert A. Doak, Jr.     9,480,548 (1)                25.6%
common stock       616 Central, S.E.,       direct
                   Suite 213
                   Albuquerque, NM 87102

$0.001 par value   David G. Shier            312,511 (2)                 .85%
common stock       259 N. Commercial St.      direct
                   Trinidad, Colorado 81082

All Directors and officers as a group
(1) (2) (3) (4)                              10,892,262                26.45%

(1) Includes 255,000 shares owned by Mr. Doak's wife. (2)
Includes 1,000 shares owned by Mr. Shier's wife.
Beneficial Owner
                    (2)                     (3)

(1)               Name and address      Amount and nature               (4)
Title of               of                     of                      Percent
Class             Beneficial owner      Beneficial ownership          of class
-----             ----------------      --------------------          --------

$0.001 par value  GEDD, Inc.              5,590,800 Direct             15.28%
common stock      1400 North Woodward Ave.
                  Suite 270
                  Bloomfield Hills, Michigan

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

         (1) Financial Statements.

         Independent Auditors' report
         Balance Sheets at December 31, 2002 and 2001.
         Statements of Operations for the years ended December 31, 2002 and 2001. Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001.

         Statements of Cash Flows for the years ended December 31, 2002 and 2001.
         Notes to Financial Statements at December 31, 2002 and 2001. Supplementary Information, Oil and Gas Producing Properties at December 31, 2002 and 2001.

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

Item 14. Principal Accountant Fees and Services

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

         Audit Fees. MJC billed the Company $11,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2002, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002. MJC billed the Company $7,500 for the 2001 audit and $4,000 for the 2002 Audit.

         There were no audit related fees in 2001 or 2002. There were no tax fees or other fees in 2001 or 2002 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2001 and 2002.

         All audit work was performed by the auditors' full time employees.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MOUNTAINS WEST EXPLORATION, INC.

Date: April 22, 2004

/s/Robert A. Doak, Jr.
----------------------
Robert A. Doak, Jr., President and Chief
Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 22, 2004

/s/Robert A. Doak, Jr.
-----------------------
Robert A. Doak, Jr., Director

Date: April 22, 2004

/s/David G. Shier
------------------
David G. Shier, Director

                        MOUNTAIN WEST EXPLORATION, INC.

                              FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Mountain West Exploration, Inc.
Trinidad, CO  81082


We have audited the accompanying balance sheets of Mountain West Exploration, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain West Exploration, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
January 16, 2004


                         MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets
                                  December 31,


                                                                                      2002                       2001
                                                                                      ----                      ----
ASSETS:
Current assets:
   Cash                                                                                  $ 1,613                     $ 702
                                                                                -----------------         -----------------

      Total current assets                                                                 1,613                       702
                                                                                -----------------         -----------------

Fixed assets:

   Office Equipment                                                                       14,470                    14,470
   Lease & Well Equipment                                                                  1,236                     1,236
                                                                                -----------------         -----------------
                                                                                          15,706                    15,706
      Less: Accumulated Depreciation                                                     (13,983)                  (13,978)
                                                                                -----------------         -----------------

         Total fixed assets                                                                1,723                     1,728
                                                                                -----------------         -----------------

Other Assets:
   Undeveloped Property                                                                    1,540                     1,540
   Mineral Interest                                                                       12,140                    12,140
                                                                                -----------------         -----------------

      Total other assets                                                                  13,680                    13,680
                                                                                -----------------         -----------------

TOTAL ASSETS                                                                            $ 17,016                  $ 16,110
                                                                                =================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                      $ 5,000                       $ -
   Notes Payable                                                                          35,000                    35,000
                                                                                -----------------         -----------------

      Total current liabilities                                                           40,000                    35,000
                                                                                -----------------         -----------------

Stockholders' equity:
Common Stock, no par value; 50,000,000 shares authorized;
   37,019,271 shares issued and outstanding in 2002,  38,010,000                       1,554,786                 1,554,786
   shares issued and outstanding in 2001.
   Retained Earnings (Deficit)                                                        (1,577,770)               (1,573,676)
                                                                                -----------------         -----------------

       Total stockholders' equity (deficit)                                              (22,984)                  (18,890)
                                                                                -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                               $ 17,016                  $ 16,110
                                                                                =================         =================


The accompanying notes are an integral part of these financial statements.

                        MOUNTAIN WEST EXPLORATION, INC.

                            Statements of Operations



                                                     Year Ended
                                                     December 31,
                                          -------------------------------------
                                              2002                   2001
                                          --------------        ---------------
Revenue
   Oil & Gas Income                            $ 24,808               $ 26,648
                                          --------------        ---------------
       Net Income                                24,808                 26,648
                                          --------------        ---------------

Expenses:
   Bank Charges                                      48                     75
   Consulting                                     4,171                 14,319
   Depreciation                                       5                  2,085
   Dues & Subscriptions                             922                  1,406
   Insurance                                          -                    450
   Legal and Accounting                           7,771                  3,652
   Maintenance                                      204                     25
   Meals & Entertainment                            500                      -
   Mineral Rights                                     -                 17,441
   Moving Expense                                 2,100                      -
   Office Expenses                                  377                    836
   Penalties                                        310                      -
   Postage                                          357                    355
   Rent                                           2,363                  3,962
   Taxes                                            365                    149
   Telephone                                      1,389                  1,685
   Transfer Agent Expense                         2,000                  3,000
   Travel                                         2,903                  1,487
   Vehicle Expense                                1,000                    100
                                          --------------        ---------------
Total Expenses                                   26,785                 51,027
                                          --------------        ---------------

Other Income and Expense
   Interest Expense                               2,117                  3,137
   Interest Income                                    -                    (41)
                                          --------------        ---------------

Total Other Income & Expense                      2,117                  3,096
                                          --------------        ---------------

Net Profit (Loss)                              $ (4,094)             $ (27,475)
                                          ==============        ===============

Per Share Information:

   Weighted average number of
     common shares outstanding               37,019,271             37,019,271
                                          --------------        ---------------

Net Loss per Common Share                       *                     *
                                          ==============        ==============='
The accompanying notes are an integral part of these financial statements.

* Less than $.01


                        MOUNTAIN WEST EXPLORATION, INC.

                         Stockholders' Equity (Deficit)
                               December 31, 2002





                                                                                                         Retained
                                                                Common Stock                            (Deficit)
                                                                # of Shares            Amount            Earnings             Totals
                                                                -----------            ------            --------             ------

Balance - December 31, 2000                                         38,010,000         $1,555,777         $(1,546,201)      $ 9,576

Cancellation of stocks                                                (990,729)              (991)                  -          (991)
Net Loss for year                                                            -                  -             (27,475)      (27,475)
                                                              -----------------    ---------------   -----------------   -----------

Balance - December 31, 2001                                         37,019,271          1,554,786          (1,573,676)      (18,890)
                                                              -----------------    ---------------   -----------------   -----------

Net Loss for year                                                            -                  -              (4,094)       (4,094)
                                                              -----------------    ---------------   -----------------   -----------

Balance - December 31, 2002                                         37,019,271         $1,554,786         $(1,577,770)    $ (22,984)
                                                              =================    ===============   =================   ===========

The accompanying notes are an integral part of these financial statements.


                        MOUNTAIN WEST EXPLORATION, INC.
                            Statements of Cash Flows

                               (Indirect Method)






                                                                                     Year Ended
                                                                                     December 31,
                                                                    -----------------------------------------
                                                                          2002                    2001
                                                                          ----                    ----

Cash Flows from Operating Activities:

Net Profit (Loss)                                                           $ (4,094)              $ (27,475)

   Depreciation                                                                    5                   2,085
   Increase in Accounts Payable                                                5,000                       -
                                                                    -----------------        ----------------

Net Cash Flows Used by Operations                                                911                 (25,390)
                                                                    -----------------        ----------------

Cash Flows from Investing Activities:
   Write-off of Other Assets                                                       -                  17,441
                                                                    -----------------        ----------------

   Net cash used by investing activities                                           -                  17,441
                                                                    -----------------        ----------------


Net Increase (Decrease) in Cash                                                  911                  (7,949)
                                                                    -----------------        ----------------

Cash at Beginning of Period                                                      702                   8,651
                                                                    -----------------        ----------------

Cash at End of Period                                                        $ 1,613                   $ 702
                                                                    =================        ================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                                    $ 2,117                 $ 3,137
                                                                    =================        ================
   Cash paid for income taxes                                                    $ -                     $ -
                                                                    =================        ================

 The accompanying notes are an integral art of theses financial statements.

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2002


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

Mountain West Exploration, Inc. (MWEX) was incorporated in the state of New Mexico. It is primarily organized for the purpose of acquiring interests in undeveloped oil and gas and mineral leases, reselling all or part of its interest in these leases to other companies in the oil and gas industry and engaging in other oil and gas activities. The Company's fiscal year end is December 31.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Earnings (Loss) Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Furniture and Equipment:

Furniture and equipment are capitalized at acquisition cost and depreciated utilizing the straight-line method over its estimated life of five years. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property and equipment are capitalized.

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2002


Oil and Gas Properties:

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

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Revenue Recognition on Sale of Oil and Gas Leases:

Sale of interests in undeveloped oil and gas leases are accounted for utilizing the cost recovery method. Accordingly, the financial reporting, purposes, gain on sales of interests in such leases is recognized only to the extent that total proceeds of the sale exceed MWE's original cost in the leases. Gain is not recognized on sales in which a substantial obligation for future performance exists.

Note 2 - Federal Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2002


Note 2 - Federal Income Taxes (Cont):
                                         December 31, 2002     December 31, 2001
                                         -----------------     -----------------
Deferred tax assets
         Net operating loss carryforwards   $ 1,591,753            $  1,559,698
         Accumulated Depreciation                13,983                  13,978
         Valuation allowance                 (1,577,770)             (1,573,676)
                                            ------------            ------------
         Net deferred tax assets            $         0            $          0
                                            ============            ============

At December 31, 2002, the Company had net operating loss carryforwards of approximately $1,577,770 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2011.

Note 3 - Notes Payable:

Following is the summary of Notes Payable at December 31, 2002:

         Bank of America - A ten-year loan at 5% interest per annum

         secured by miscellaneous holdings.                           $35,000.00

Note 4 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and achieve profitable operations. There is insufficient cash on hand to support current or anticipated operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 5 - Capital Stock Transactions:

The authorized capital stock of the Company was established at 50,000,000 with no par value. There have been no additional shares of common stock issued during the year of 2002. 990,729 shares of stock were cancelled by Robert Doak, Jr. to repay loan to shareholders.

Note 6 - Segment Information

Mountain West Exploration operates primarily in a single operating segment, acquiring interests in unproved oil, gas and mineral leases and engaging in other oil and gas activities.