Form 10QSB
period 2003-03-31
MOUNTAINS WEST EXPLORATION INC
filed 2004-06-18
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2003


                           Commission File Number: 0-9500


                           MOUNTAINS WEST EXPLORATION, INC.
        (Exact name of small business issuer as specified in its charter)

                 New Mexico                                    85-0280415
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

P.O. Box 754, Trinidad, Colorado                              81802
--------------------------------                            --------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: 719-846-2623

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at March 31, 2003, was 37,019,271 shares.

PART  I
                        MOUNTAINS WEST EXPLORATION, INC.


                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

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




                            ACCOUNTANTS REVIEW REPORT

Board of Directors
Mountains West Exploration, Inc.
Trinidad, CO

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002, and cash flows for the three-months ended March 31, 2003 and 2002, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 23, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
February 27, 2004


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets



                                                                          March 31,              December 31,
                                                                             2003                    2002
                                                                        ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                     $ 8,719                 $ 1,613
                                                                        ---------------         ---------------

         Total Current Assets                                                    8,719                   1,613
                                                                        ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                          14,470                  14,470
      Leases & Well Equipment                                                    1,236                   1,236
                                                                        ---------------         ---------------
                                                                                15,706                  15,706
      Less: Accumulated Depreciation                                           (13,983)                (13,983)
                                                                        ---------------         ---------------

         Total Fixed Assets                                                      1,723                   1,723
                                                                        ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                       1,540                   1,540
      Mineral Interest                                                          12,140                  12,140
                                                                        ---------------         ---------------

         Total Other Assets                                                     13,680                  13,680
                                                                        ---------------         ---------------

TOTAL ASSETS                                                                  $ 24,122                $ 17,016
                                                                        ===============         ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                           5,000                   5,000
      Current Portion - Long-Term Debt                                           2,343                   9,372
                                                                        ---------------         ---------------

         Total Current Liabilities                                               7,343                  14,372
                                                                        ---------------         ---------------

   Long-Term Debt:
      Long-Term Debt                                                            32,657                  25,628
                                                                        ---------------         ---------------

      Total Long-Term Debt                                                      32,657                  25,628
                                                                        ---------------         ---------------

   Stockholders Equity
     Common stock, no par value, 50,000,000 shares                           1,554,786               1,554,786
        authorized, 37,019,271 shares issued and outstanding
      Retained Earnings (Deficit)                                           (1,570,664)             (1,577,770)
                                                                        ---------------         ---------------

         Total Stockholders' Equity (Deficit)                                  (15,878)                (22,984)
                                                                        ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 24,122                $ 17,016
                                                                        ===============         ===============
See Accountants Review Report


                         MOUNTAIN WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)



                               Three-Months Ended
                                    March 31,
                                                                        2003                 2002
                                                                        ----                 ----

Revenue:
   Oil and Gas Income                                                  $ 16,656             $ 6,277
                                                                     -----------         ----------
Total Income                                                             16,656               6,277
                                                                     -----------         ----------
   Cost of Goods Sold                                                       271                  75
                                                                     -----------         ----------
      Net Income                                                         16,385               6,202
                                                                     -----------         ----------
Costs and Expenses:
    Operating Expenses                                                    7,397               3,185
    Administration Expenses                                               1,882               3,511
                                                                     -----------         ----------
Total Expenses                                                            9,279               6,696
                                                                     -----------         ----------
Net Profit (Loss) from Operations                                       $ 7,106              $ (494)
                                                                     ===========         ==========

Per Share Information:

     Weighted average number
     of common shares outstanding                                    37,019,271          37,019,271
                                                                     ===========         ==========
Net Loss per common share                                                *                    *
                                                                     ===========         ==========
* Less than $.01

See Accountants Review Report


                         MOUNTAIN WEST EXPLORATION, INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                 Indirect Method
                                                                                              Three-Months Ended
                                                                                                    March 31,
                                                                                           2003                   2002
                                                                                           ----                   ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                                    $ 7,106                  $ (494)
                                                                                           -------                 -------
Net Cash Used in Operating Activities                                                       7,106                    (494)
                                                                                           -------                 -------
Net Increase in Cash & Cash Equivalents                                                     7,106                    (494)

Beginning Cash & Cash Equivalents                                                           1,613                   2,107
                                                                                           -------                 -------
Ending Cash & Cash Equivalents                                                            $ 8,719                 $ 1,613
                                                                                           =======                 =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                 $ 297                   $ 968
                                                                                           =======                 =======
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                           =======                 =======

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 March 31, 2003
                                  (Unaudited)

                                                                                   Deficit
                                                  COMMON STOCKS                 Accum. During          Total
                                                                                 Development        Stockholders'
                                          # of Shares          Amount               Stage             Equity
                                          -----------          ------               -----             ------

Balance - December 31, 2000                 38,010,000         $1,555,777           $(1,546,201)      $ 9,576

Cancellation of stocks                        (990,279)              (991)                    -             (991)

Net Loss for Year                                    -                  -               (27,475)        (27,475)

Balance - December 31, 2001                 37,019,721          1,554,786            (1,573,676)        (18,890)
                                            ----------         ----------           -----------       ---------
Net Loss for Year                                    -                  -                (4,094)         (4,094)
                                            ----------         ----------           -----------       ---------
Balance - December 31, 2002                 37,019,721          1,554,786            (1,577,770)        (22,984)
                                            ----------         ----------           -----------       ---------
Net Income for Period                                -                  -                 7,106            7,106
                                            ----------         ----------           -----------       ---------
Balance - March 31, 2003                    37,019,721         $1,554,786           $(1,570,664)      $ (15,878)
                                            ==========         ==========           ===========       ==========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                 March 31, 2003




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002, and cash flows for the three-months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Mountains West Exploration, Inc., ("Mountains West Exploration, Inc.," the "Company" or
"issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Mountains West Exploration, Inc. actual results to be materially different from any future results expressed or implied by Mountains West Exploration, Inc. in those statements. Important facts that could prevent Mountains West Exploration, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

The Company owns over small ownership interests in coal bed methane wells in Las Animas county, Colorado and has leases on 242 acres for coal bed methane in Colorado, none of which are explored or developed.  The Company is
currently   considering   developing  these  minerals  itself  as  funds  become
available.

Results of Operations for the Quarter Ended March 31, 2003 Compared to Same Period in 2002.

The company had revenues in the quarter of $16,656 in 2003 compared to $6,277 in 2002. The cost of goods sold in the quarter was $271 and $75 in 2003 and 2002 respectively. The company incurred operating expenses of $7,397 in the quarter in 2003 and $3,185 in the quarter in 2002. The increase in operating expenses was due to higher production revenues and some lease expense. The administration expenses in the quarter were $1,882 in 2003 compared to $3,511 in 2002. The company had met profit from operations of $7,106 in the quarter in 2003 compared to a net loss of ($494) in the quarter in 2002. The profit/loss per share was nominal in each quarter.

The profit (loss) per share was nominal in the quarter in 2003 and 2002. The trend of net profits cannot be expected to continue in the future as operations expenses and revenues may be volatile.

Changes in Financial Condition

During the quarter the Company experienced an increase in cash position due to the operating revenues of the Company. The Company's total debt remained about the same as year end. The Company's total liabilities are approximately $40,000. It is Management's belief that the Company will have revenue sufficient to cover operating expenses and administrative expenses during the remainder of the fiscal year.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to continue its business.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $61,292, $7,343 of which is current, $8,719 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $250,000.


ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        NONE

ITEM  2. CHANGES IN SECURITIES

        NONE

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

        NONE

ITEM  5.  OTHER INFORMATION

        NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     32    906 Sarbanes-Oxley Certification
                31    302 Sarbanes-Oxley Certification

        (b)     Reports on Form 8-K.

                NONE

  SIGNATURES

In accordance with section 13 to 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Robert A. Doak, Jr.                                          April 22, 2004
- --------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer