Form 10QSB
period 2003-06-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-06-18
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at June 30, 2003, was 37,019,271 shares.

PART  I
                           MOUNTAINS WEST EXPLORATION, INC.

                          FINANCIAL STATEMENTS FOR THE
                         SIX-MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for June 30, 2003 and the related statements of operations for the three and six-months ended June 30, 2003 and 2002, and cash flows for the six-months ended June 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 23, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
February 27, 2004


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets
                                  (Unaudited)


                                                                                  June 30,              December 31,
                                                                                    2003                    2002
                                                                               ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                            $ 3,044                 $ 1,613
                                                                               ---------------         ---------------

         Total Current Assets                                                           3,044                   1,613
                                                                               ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                                 14,470                  14,470
      Leases & Well Equipment                                                           1,236                   1,236
                                                                               ---------------         ---------------
                                                                                       15,706                  15,706
      Less:  Accumulated Depreciation                                                 (13,983)                (13,983)
                                                                               ---------------         ---------------

         Total Fixed Assets                                                             1,723                   1,723
                                                                               ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                              1,540                   1,540
      Mineral Interest                                                                 12,140                  12,140
                                                                               ---------------         ---------------

         Total Other Assets                                                            13,680                  13,680
                                                                               ---------------         ---------------

TOTAL ASSETS                                                                         $ 18,447                $ 17,016
                                                                               ===============         ===============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                                 5,000                   5,000
       Notes Payable - Wells Fargo                                                     37,866
       Current Portion - Long-Term Debt                                                 4,686                   9,372
                                                                               ---------------         ---------------

          Total Current Liabilities                                                    47,552                  14,372
                                                                               ---------------         ---------------

    Long-Term Debt:
        Long-Term Debt                                                                 30,314                  25,628
                                                                               ---------------         ---------------

           Total Long-Term Debt                                                        30,314                  25,628
                                                                               ---------------         ---------------

   Stockholders' Equity
     Common stock
        Common stock, no par value, 50,000,000 shares                               1,554,786               1,554,786
          authorized, 37,019,271 shares issued and outstanding
        Retained Earnings (Deficit)                                                (1,614,205)             (1,577,770)
                                                                               ---------------         ---------------

Total Shareholders' Equity (Deficit)                                                  (59,419)                (22,984)
                                                                               ---------------         ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                             $ 18,447                $ 17,016
                                                                               ===============         ===============
See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                   Three-Months Ended                            Six-Months Ended
                                                                        June 30,                                      June 30,
                                                                2003                   2002                   2003             2002
                                                                ----                   ----                   ----             ----

Revenue:
    Oil & Gas Income                                            $ 8,093                $ 6,295              $ 24,749       $ 12,572
    Cost of Goods Sold                                                -                   (955)                 (271)        (1,030)

Total Income                                                      8,093                  5,340                24,478         11,542
                                                             ----------             ----------            ----------     -----------
Costs and Expenses:
     Operating Expenses                                          47,960                  3,245                55,357          6,430
     Administrative Expenses                                      3,686                  3,499                 5,568          7,010
                                                             ----------             ----------            ----------     -----------
Total Operating Expenses                                         51,646                  6,744                60,925         13,440
                                                             ----------             ----------            ----------     -----------
Other Income
      Interest Income                                                12                      -                    12              -
                                                             ----------             ----------            ----------     -----------
Total Other Income                                                   12                      -                    12              -
                                                             ----------             ----------            ----------     -----------
Net Loss                                                      $ (43,541)              $ (1,404)            $ (36,435)      $ (1,898)
                                                             ==========             ==========            ==========     ===========
Per Share Information:

     Weighted average number
     of common shares outstanding                            37,019,271             37,019,271            37,019,271     37,019,271
                                                             ----------             ----------            ----------     -----------
Net Loss per common share                                      *                      *                      *                    *
                                                             ==========             ==========            ==========     ===========

* Less than $.01
See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 June 30, 2003
                                  (Unaudited)





                                                                                    Deficit
                                         COMMON STOCKS                           Accum. During          Total
                                                                                  Development             Stockholders'
                                          # of Shares          Amount                Stage             Equity
                                         ---------------    --------------      -----------------    ------------

Balance - December 31, 2000                  38,010,000        $1,555,777            $(1,546,201)        $ 9,576

Cancellation of Stock                          (990,279)             (991)                     -            (991)

Net Loss for the Year                                 -                 -                (27,475)        (27,475)
                                         ---------------    --------------      -----------------    ------------

Balance - December 31, 2001                  37,019,721         1,554,786             (1,573,676)        (18,890)
                                         ---------------    --------------      -----------------    ------------

Net Loss for Year                                     -                 -                 (4,094)         (4,094)
                                         ---------------    --------------      -----------------    ------------

Balance - December 31, 2002                  37,019,721         1,554,786             (1,577,770)        (22,984)
                                         ---------------    --------------      -----------------    ------------

Net Loss for Period                                   -                 -                (36,435)        (36,435)
                                         ---------------    --------------      -----------------    ------------

Balance - March 31, 2003                     37,019,721        $1,554,786            $(1,614,205)      $ (59,419)
                                         ===============    ==============      =================    ============

See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method


                                                                                               Six-Months Ended
                                                                                                    June 30,
                                                                                        2003                   2002
                                                                                        ----                   ----
Cash Flows from Operating Activities:

     Net Profit (Loss)                                                                   $(36,435)               $ (1,898)
                                                                                         --------                --------
Net Cash Used in Operating Activities                                                     (36,435)                 (1,898)
                                                                                         --------                --------
Cash Flows from Financing Activities:
    Proceeds from Notes Payable                                                            37,866                       -
                                                                                         --------                --------
Net Cash Provided by Financing Activities                                                  37,866                       -
                                                                                         --------                --------
Net Increase in Cash & Cash Equivalents                                                     1,431                  (1,898)
                                                                                         --------                --------
Beginning Cash & Cash Equivalents                                                           1,613                   4,574
                                                                                         --------                --------
Ending Cash & Cash Equivalents                                                            $ 3,044                 $ 2,676
                                                                                         ========                ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                               $ 1,888                 $ 1,936
                                                                                         ========                ========
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                         ========                ========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                  June 30, 2003




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six-months ended June 30, 2003 and 2002, and cash flows for the six-months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

The Company owns small ownership interests in producing coal bed methane wells in Las Animas county, Colorado and has leases on 242 net acres for coal bed methane in the same area which is not explored or developed. The Company is currently considering option for developing these.

Results of Operations for the Quarter Ended June 30, 2003 Compared to the Same Period in 2002.

During the quarter ended June 30, 2003, oil and gas sales were $8,093 compared to $6,295 for the same period in the prior year. The Company had no other operating income during the quarter.

The company had operating expenses of $47,960 and $3,245 in the quarter in 2003 and 2002 respectively. The company incurred administrative expenses of $3,686 and $3,499 in 2003 and 2002 respectively in the quarter. Total operating expenses were $51,646 in the quarter in 2003 compared to $6,744 in the quarter in 2002 due to increase in business activity by the company. The net loss was ($43,541) in the quarter in 2003 compared to a ($1,404) net loss in the quarter in 2002. The loss per share was nominal in the quarter in 2003 and 2002.

The Company owns minority working interests in coal bed methane wells in Las Animas county, Colorado. The coal bed methane gas wells discussed are located on 240 acres of these minerals. The company has also acquired 2,400 acres of undeveloped leases in the Raton Basin in northern New Mexico. The Company is currently considering options for exploring these minerals.

Results of Operations for the Six Months Ended June 30, 2003 Compared to Same Period in 2002.

The company had revenues of $24,749 in the period in 2003 compared to $12,572 in the period in 2002. The dramatic increase was due to increased production and higher gas prices from production sales. The cost of goods sold was $271 and $1,030 in the six month period in 2003 and 2002 respectively.

The company experienced $55,357 in operating expense in the six month period in 2003 compared to $6,430 in such expense in the same period in 2002. There was administrative expense incurred in the period of $5,568 in 2003 and $7,010 in 2002. The total operating expenses in the period were $60,925 in 2003 and $13,440 in 2002. The net loss for the period was ($36,435) in 2003 compared to ($1,898) in 2002. The increased loss is due primarily to substantially increased operating expenses. The loss per share was nominal in the period in 2003 and 2002.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position due to increased revenue of the Company. The Company's total debt increased by $38,000 during the year to date as a result of expense's accruals. The Company's total liabilities are approximately $78,000.

Liquidity and Capital Resources

During the year to date, the company had increased revenue, but a marginally increased cash position, which was insufficient for any significant operations at quarter end. The company had cash of $3,044 and illiquid assets of $15,000 approximately.

The company's only capital resources are its assets which may be illiquid and its common stock which might be sold to raise capital.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business

The Company will need to raise additional funds to expand its business activities in the next twelve months.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $78,000, $47,552 of which is current, $3,044 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements.


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