Form 10QSB
period 2003-09-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-06-18
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at September 30, 2003, was 37,019,271 shares.

PART  I
                        MOUNTAINS WEST EXPLORATION, INC.

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for September 30, 2003 and the related statements of operations for the three and nine-months ended September 30, 2003 and 2002, and cash flows for the nine-months ended September 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 23, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
February 27, 2004


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets
                                  (Unaudited)


                                                                                   September 30,       December 31,
                                                                                     2003                  2002
                                                                              ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                          $ 10,028                 $ 1,613
                                                                              ---------------         ---------------

         Total Current Assets                                                         10,028                   1,613
                                                                              ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                                15,850                  14,470
      Leases & Well Equipment                                                          1,236                   1,236
                                                                              ---------------         ---------------
                                                                                      17,086                  15,706
      Less: Accumulated Depreciation                                                 (13,983)                (13,983)
                                                                              ---------------         ---------------

         Total Fixed Assets                                                            3,103                   1,723
                                                                              ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                             1,540                   1,540
      Mineral Interest                                                                12,140                  12,140
                                                                              ---------------         ---------------

         Total Other Assets                                                           13,680                  13,680
                                                                              ---------------         ---------------

TOTAL ASSETS                                                                        $ 26,811                $ 17,016
                                                                              ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                                 5,000                   5,000
      Notes Payable - Wells Fargo                                                     35,170                       -
      Current Portion - Long-Term Debt                                                 7,029                   9,372
                                                                              ---------------         ---------------

         Total Current Liabilities                                                    47,199                  14,372
                                                                              ---------------         ---------------

   Long-Term Debt:
      Long-Term Debt                                                                  27,471                  25,628
                                                                              ---------------         ---------------

         Total Long-Term Debt                                                         27,471                  25,628
                                                                              ---------------         ---------------

   Stockholders' Equity:
     Common stock, no par value, 50,000,000 shares                                 1,554,786               1,554,786
        authorized, 37,019,271 shares issued and outstanding
     Retained Earnings (Deficit)                                                  (1,602,645)             (1,577,770)
                                                                              ---------------         ---------------

        Total Stockholders' Equity (Deficit)                                         (47,859)                (22,984)
                                                                              ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 26,811                $ 17,016
                                                                              ===============         ===============

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)

                                                         Three-Months Ended                       Nine-Months Ended
                                                            September 30,                           September 30,
                                                       2003                 2002                2003               2002
                                                       ----                 ----                ----               ----

Revenue:
    Oil & Gas Income                                   $ 38,926             $ 6,395            $ 63,675            $ 18,967
    Cost of Goods Sold                                       -                   -                 (271)             (1,030)
                                                     ----------           ----------         ----------          ----------
Total Income                                             38,926               6,395              63,404              17,937
                                                     ----------           ----------         ----------          ----------
Costs and Expenses:
     Operating Expense                                   21,742               3,245              77,099               9,675
     Administrative Expense                               5,627               3,499              11,195              10,509
                                                     ----------           ----------         ----------          ----------
Total Operating Expenses                                 27,369               6,744              88,294              20,184
                                                     ----------           ----------         ----------          ----------
Other Income and Expenses:
     Interest Income                                          3                   -                  15                   -
                                                     ----------           ----------         ----------          ----------
Net Profit (Loss)                                      $ 11,560               $ (349)         $ (24,875)           $ (2,247)
                                                     ==========           ==========         ==========          ==========
Per Share Information:

     Weighted average number
     of common shares outstanding                    37,019,271           37,019,271         37,019,271          37,019,271
                                                     ----------           ----------         ----------          ----------
Net Loss per common share                               *                    *                   *                  *
                                                     ==========           ==========         ==========          ==========
* Less than $.01

See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                               September 30, 2003
                                  (Unaudited)



                                                                                   Deficit
                                                  COMMON STOCKS                 Accum. During          Total
                                                                                 Development         Stockholders'
                                          # of Shares          Amount               Stage             Equity
                                          -----------          ------               -----             ------

Balance - December 31, 2000                 38,010,000         $1,555,777           $(1,546,201)        $ 9,576

Cancellation of Stock                         (990,279)              (991)                    -            (991)

Net Loss for Year                                    -                  -               (27,475)        (27,475)
                                            ----------         ----------           -----------       ----------
Balance - December 31, 2001                 37,019,721          1,554,786            (1,573,676)        (18,890)
                                            ----------         ----------           -----------       ----------
Net Loss for Year                                    -                  -                (4,094)         (4,094)
                                            ----------         ----------           -----------       ----------
Balance - December 31, 2002                 37,019,721          1,554,786            (1,577,770)        (22,984)
                                            ----------         ----------           -----------       ---------
Net Loss for Period                                  -                  -               (24,875)        (24,875)
                                            ----------         ----------           -----------       ---------
Balance - September 30, 2003                37,019,721         $1,554,786           $(1,602,645)      $ (47,859)
                                            ==========         ==========           ===========       =========

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method


                                                                                             Nine-Months Ended
                                                                                                September 30,
                                                                                        2003                   2002
                                                                                        ----                   ----

Cash Flows from Operating Activities:

     Net Loss                                                                            $(24,875)               $ (2,996)
                                                                                         --------                --------
Net Cash Used in Operating Activities                                                     (24,875)                 (2,996)
                                                                                         --------                --------
Cash Flows from Investing Activities:

   Purchase of Equipment                                                                   (1,380)                      -
                                                                                         --------                --------
Net Cash Used for Investing Activities                                                     (1,380)                      -
                                                                                         --------                --------
Cash Flows from Financing Activities:

     Payment on Notes Payable                                                              (3,196)
     Proceeds from Notes Payable                                                           37,866                       -
                                                                                         --------                --------
Net Cash Provided by Financing Activities                                                  34,670                       -
                                                                                         --------                --------
Net Increase in Cash & Cash Equivalents                                                     8,415                  (2,996)

Beginning Cash & Cash Equivalents                                                           1,613                   4,574
                                                                                         --------                --------
Ending Cash & Cash Equivalents                                                           $ 10,028                 $ 1,578
                                                                                         ========                ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                               $ 3,714                 $ 2,117
                                                                                         ========                ========
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                         ========                ========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                               September 30, 2003




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and six-months ended September 30, 2003 and 2002, and cash flows for the six-months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Mountains West Exploration, Inc., ("The Art Boutique," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

The Company owns over small ownership interests in coal bed methane wells in Las Animas county, Colorado and has leases on 4,000 acres for coal bed methane in northern New Mexico, none of which are explored or developed. The Company is currently considering developing these minerals itself as funds become available.

Results of Operations for the Quarter Ended September 30, 2003 Compared to the Same Period in 2002.

During the quarter ended September 30, 2003, oil and gas sales were $38,926 compared to $6,395 for the same period in the prior year. The Company had no other operating income during the quarter.

The company had operating expenses of $21,742 and $3,245 in the quarter in 2003 and 2002 respectively. The company incurred administrative expenses of $5,627 and $3,499 in 2003 and 2002 respectively in the quarter. Total operating expenses were $27,396 in the quarter in 2003 compared to $6,744 in the quarter in 2002. The net profit was $11,560 in the quarter in 2003 compared to a ($349) net loss in the quarter in 2002. The profit/loss per share was nominal in the quarter in 2003 and 2002.

The large expense increase is as a direct result of increased expenses of production. Even though the company had a profitable quarter, the year to date totals still reveal a loss on operations, and investors should view the results in light of longer term averages.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to Same Period in 2002.

The company had revenues of $63,675 in the period in 2003 compared to $18,967 in the period in 2002. The dramatic increase was due to increased production and higher gas prices from production sales. The cost of goods sold was $271 and $1,030 in the nine month period in 2003 and 2002 respectively.

The company experienced $77,099 in operating expense in the nine month period in 2003 compared to $9,675 in such expense in the same period in 2002. There was administrative expense incurred in the period of $11,195 in 2003 and $10,509 in 2002. The total operating expenses in the period were $88,294 in 2003 and $20,184 in 2002. The net loss for the period was ($24,875) in 2003 compared to ($2,247) in 2002. The increased loss is due primarily to substantially increased operating expenses due to expanded revenue generation. The loss per share was nominal in the period in 2003 and 2002.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position to $10,028 at quarter end due to increased revenue of the Company. The Company's total debt increased by $33,000 during the quarter as a result of expense accruals. The Company's total liabilities are approximately $74,670. The company expects the trend of losses (year to date) to continue at about the same rate as year to date.

Liquidity and Capital Resources

Year to date, the company had increased revenue, and a marginally increased cash position, which is insufficient for any significant operations. The company had cash of $10,028 and illiquid assets of $13,680 approximately at quarter end.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $74,000, $47,199 of which is current, $10,028 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements of approximately $250,000.

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