Form 10KSB
period 2003-12-31
MOUNTAINS WEST EXPLORATION INC
filed 2004-06-18
CIK 319040

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2003


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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $86,854

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2003. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $20,536 (based on a market value of $0.001 per share on December 31, 2003)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 par value common stock, its only class of equity securities, as of May 31, 2004 was: 37,019,271.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         4
     Item 3.   Legal Proceedings                                               6
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       8
     Item 7.   Financial Statements                                            9
     Item 8. Changes in and Disagreements With Accountants on Accounting 9 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         9


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              10
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 13
     Item 12.  Certain Relationships and Related Transactions                 14
     Item 13.  Exhibits and Reports on Form 8-K                               14
     Item 14.  Principal Accountant Fees and Services                         15

SIGNATURES                                                                    16

PART I

Item 1. Description of Business.

The Company

Mountains West Exploration, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on September 17, 1979.

The Company, is an independent company engaged in the acquisition, exploration and development of coal bed methane leases located in Colorado.

For the past several years, as resources have permitted, the Company has been increasing its activities and gas production is rising, but it has yet to obtain significant gas income. Management's time and the limited Company resources have been used to maintain the properties held, to acquire additional properties and to participate to the extent possible in the development of its properties. (See Properties).

Domestic Exploration and Production

The Company owns small interests in methane gas wells in the Raton Basin in Colorado. These wells are producing from coal bed.

The Company has approximately 4,740 gross net acres of oil and gas leases rights in South Central Colorado, located in the southwestern part of the Raton Basin. Several Companies have now drilled and completed approximately 58 gas wells around these leases.

The Company does not presently have the resources to develope these properties, therefore, a decision will be made whether the properties will be held until such time that the Company has the necessary resources for the development or whether the properties will be leased or farmed out to others for development.

Access to all domestic properties in which the Company owns any interest is readily available from state and county highways and roads on a year round basis.

MOUNTAINS WEST EXPLORATION, INC. PARTICIPATES AS A MINORITY INTEREST HOLDER (NON OPERATOR) IN METHANE GAS WELLS LOCATED IN LAS ANIMAS COUNTY, COLORADO AS FOLLOWS.

OPERATOR-EVERGREEN OPERATING COMPANY

WELL NAME          %INTEREST  NET WELLS  GROSS ACRES  NET ACRES
---------          ---------  ---------  -----------  ---------

Ozzello (one)       12.5%     12.5%      160          20
Jacks (one)         6.25%     6.25%       80           5
Nicol (four units)
(see * below)        3.5%    14%         640          22.4

TOTAL                         32.75%     880          47.4

* Nicol Lease 640 acres 4 drill units because of irregular shape 7 wells were drilled.

Bumble Bee 0.875% interest
Colorow    1.762375%
Donohue    0.59314%
Ellen      3.5%
Jerry      1.75%
News Radio 2.6%
Roseanne   3.5%

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

Many companies and individuals are engaged in the oil and gas business in both the U.S. and foreign markets. Many such companies are very large and well established with substantial capabilities and long earnings records. The Company has, and will continue, to encounter strong competition in acquiring oil and gas leases, licenses and concessions from these and other companies. In most instances the Company is not able to compete with these other more adequately capitalized companies in meeting price, exploration and bonding requirements established by the land owners or foreign governments. The Company has, joined with better capitalized operators to participate in the discovery of commercial quantities of methane gas.

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

Governmental Regulations

In the United States, the production of oil and gas is subject to regulation by the various state regulatory authorities. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas, and to fix allowable production rates for oil and gas within the limits of maximum rates of production and reasonable market demands for oil and gas. In addition, the Company will be required to comply with spacing and other conservation rules of the various states within which the Company owns oil and gas leases upon which exploration activities are conducted. Also, leases, the Company will be required to comply with requirements established for exploration and development by the United States Geological Survey and the Bureau of Land Management.

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

Item 2. Description of Properties.

Offices.

The Company rents its offices at 134 West Main St., Ste 35, Trinidad, CO 81082, under a month-to-month lease at a monthly rental of $500. The suite consists of approximately 700 sq. feet, which Management believes will be adequate for the Company's need for the foreseeable future. Approximately one half of the space is sublet to another party for a monthly rent of $245.

Productive Wells and Acreage.

The following table reflects the approximate total gross and net productive oil and gas wells and approximate total gross and net developed acreage at December 31, 2003:

Productive Wells


  OPERATOR-EVERGREEN OPERATING COMPANY

WELL NAME          %INTEREST  NET WELLS  GROSS ACRES  NET ACRES
---------          ---------  ---------  -----------  ---------

Ozzello (one)       12.5%     12.5%      160          20
Jacks (one)         6.25%     6.25%       80           5
Nicol (four units)
(see * below)        3.5%    14%         640          22.4

TOTAL                         32.75%     880          47.4

* Nicol Lease 640 acres 4 drill units because of irregular shape 7 wells were drilled.

Bumble Bee 0.875% interest
Colorow    1.762375%
Donohue    0.59314%
Ellen      3.5%
Jerry      1.75%
News Radio 2.6%
Roseanne   3.5%

1. Gross well or acres is a well or acre in which a working  interest  is owned.
2. A net well or acre is deemed to exist when the sum or the fractional ownership working interests in gross wells or acres equal one. As a working interest holder, the Company, along with other working interest holders, pay a pro rata share of 100% of production costs.

Undeveloped Properties

At December 31, 2003 the Company held approximately the following gross and net undeveloped oil and gas acreage:

Leases                 Gross Acres               Net Acres (1)

Colorado               4,740                     3,792
Totals

(1) Computed using the Company's net revenue interest. Net Acres include working interests and overriding royalty interests.

Reserves

The Company has not filed any reports containing oil or gas reserves estimates with any Federal or foreign government or authority or agency within the past 12 months. The Company has not prepared or had prepared for them any reserve reports related to the properties discussed herein because the royalties and working interests are so small as to not warrant the cost of such studies or reports.

Item 3. Legal Proceedings.

There is one legal proceedings now pending on which the company is a class member of Plaintiffs in a suit against Evergreen Operating over computation of revenues in pooled wells. No other suits are pending, threatened, or contemplated, nor are there unsatisfied judgments outstanding which have not been provided for in to which the Company or any of its officers or directors, in such capacity, are or may be a party.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded over-the-counter, symbol MWEX.PK The Company's common stock is listed by the National Daily Quotation Bureau, Inc. in its Pink Sheets . The high and low bid prices available during each quarter of 2002 and 2003 appear as follows, however, much of the "pink sheet" quotes are unreliable as to accuracy of individual trades and may not represent actual prices after mark up, mark down, or dealer discounts or commissions.

                              2002                                  2003
                              ----                                  ----
                            Bid Prices                            Bid Prices
                            ----------                            ----------

                        High         Low                        High         Low
                        ----         ---                        ----         ---
1st Quarter           .009          .001        1st Quarter     .001       .001
2nd Quarter           .009          .001       2nd Quarter      .001       .001
3rd Quarter           .009          .001       3rd Quarter      .001       .001
4th Quarter           .002          .001       4th Quarter      .001       .001

There were approximately 2,000 holders of the Company's common stock on March 15, 2004.

There currently is a limited public market for the Company's common stock in the pink sheets, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until the Company's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as the Company'scommon shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in the Company shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The company had revenues from gas production of $86,854 in 2003 and $24,808 in 2002. The company incurred operating expenses of $99,465 in 2003 and $26,785 in 2002. The substantial increase in expenses in 2003 was due to higher consulting fees over 2002. The largest components of expense were as follows.

                        2003                    2002
                        ----                    ----
Depreciation            2,237                        5
Moving Expense         15,132                    4.171
Consulting              3,753                    7,771
Legal and Accounting    7,771                    3,652
Mineral rights          -                       17,441
Rent                    1,600                    2,363
Transfer Agent          4,000                    2,000
Travel                  3,797                    2,903

The net loss was ($16,483) for 2003 and ($4,094) for 2002 even though revenues increased, expenses also increased. The net loss per share was nominal in each year.

Liquidity and Capital Resources

During the year, the company had increased revenue, and a marginally increased cash position, which was insufficient for any significant operations expansion The company had cash of $11,711 and illiquid assets of $16,000 approximately, at year end.

The company's only capital resources are its cash assets which may be illiquid, and its common stock which might be sold to raise capital.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position due to increased revenue of the Company. The Company's total debt increased by $28,260 during the year as a result of expense accruals. The Company's total liabilities are approximately $68,260 at year end.


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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $68,260, $18,744 of which is current, $11,711 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                             Age               Positions held with Company

Robert A. Doak, Jr.              77                Director, President and
                                                   Treasurer
David G. Shier                   64                Vice President, Secretary and
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

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2003, for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

                            Fiscal     Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                               ($)            ($)          Compensation          Stock            Underlying
                                                                   ($)                   Award(s)         Options/
                                                                                         ($)              SARS (#)
- ---------------------------------------------------------------------------------------------------------------------

Robert Doak,                2003       $64,834 (2)    0            0                     0                0
President/ CEO              2002       $12,000        0            0                     0                0
& Director                  2001       $0             0            0                     0                0

David Shier,                2003       $0             0            0                     0                0
Secretary & Director        2002       $0             0            0                     0                0
                            2001       $0             0            0                     0                0

All Officers &              2003       $64,834        0            0                     0                0
Directors as a group (2)    2002       $12,000        0            0                     0                0
                            2001       $0             0            0                     0                0


(1) Directors are to be paid $300 per meeting attended by such director. Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees.

(2) Consulting fees.

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




Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2003, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

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

$0.001 par value  GEDD, Inc.              5,590,800 Direct             15.28%
common stock      1400 North Woodward Ave.
                  Suite 270
                  Bloomfield Hills, Michigan

Item 12. Certain Relationships and Related Transactions.

The company paid Robert Doak $64,834 in consulting fees for his services in 2003. Further Mr. Doak retains a 5% royalty on 4,740 acres of coal bed methane leases owned by the company.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

         (1) Financial Statements.

         Independent Auditors' report
         Balance Sheets at December 31, 2003 and 2002.
         Statements of Operations for the years ended December 31, 2003 and 2002. Statements of Stockholders' Equity for the years ended December 31, 2003 and 2002.

         Statements of Cash Flows for the years ended December 31, 2003 and 2002.
         Notes to Financial Statements at December 31, 2003 and 2002.


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

     Audit Fees. MJC billed the Company $6,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC billed the Company $5,000 for the 2002 audit and $4,000 for the 2003 Audit.

     There were no audit related fees in 2003 or 2002. There were no tax fees or other fees in 2003 or 2002 paid to Auditors or Auditors affiliates.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2002.

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

Date: April 22, 2004

/s/Robert A. Doak, Jr.
-----------------------
Robert A. Doak, Jr., Director

Date: April 22, 2004

/s/David G. Shier
------------------
David G. Shier, Director

                         MOUNTAIN WEST EXPLORATION, INC.

                              FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

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


We have audited the accompanying balance sheets of Mountain West Exploration, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain West Exploration, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
February 25, 2004



                        MOUNTAIN WEST EXPLORATION, INC.
                                 Balance Sheets
                                  December 31,


                                                                                      2003                      2002
                                                                                      ----                      ----
ASSETS:
Current assets:
   Cash                                                                                 $ 11,711                   $ 1,613
                                                                                -----------------         -----------------

      Total current assets                                                                11,711                     1,613
                                                                                -----------------         -----------------

Fixed assets:

   Office Equipment                                                                       15,819                    14,470
   Lease & Well Equipment                                                                  1,236                     1,236
                                                                                -----------------         -----------------
                                                                                          17,055                    15,706
      Less: Accumulated Depreciation                                                     (14,253)                  (13,983)
                                                                                -----------------         -----------------

         Total fixed assets                                                                2,802                     1,723
                                                                                -----------------         -----------------

Other Assets:
   Undeveloped Property                                                                    1,540                     1,540
   Mineral Interest                                                                       12,740                    12,140
                                                                                -----------------         -----------------

      Total other assets                                                                  14,280                    13,680
                                                                                -----------------         -----------------

TOTAL ASSETS                                                                            $ 28,793                  $ 17,016
                                                                                =================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                          $ -                   $ 5,000
   Current Portion - Long-Term Debt                                                       18,744                     9,372
                                                                                -----------------         -----------------

      Total current liabilities                                                           18,744                    14,372
                                                                                -----------------         -----------------

Long-Term Debt:
    Long-Term Debt                                                                        49,516                    25,628
                                                                                -----------------         -----------------

        Total long-term debt                                                              49,516                    25,628
                                                                                -----------------         -----------------

Stockholders' equity:
Common Stock, no par value; 50,000,000 shares authorized;
   37,019,271 shares issued and outstanding in 2002 and 2003                           1,554,786                 1,554,786
   Retained Earnings (Deficit)                                                        (1,594,253)               (1,577,770)
                                                                                -----------------         -----------------

       Total stockholders' equity (deficit)                                              (39,467)                  (22,984)
                                                                                -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                               $ 28,793                  $ 17,016
                                                                                =================         =================

The accompanying notes are an integral part of these financial statements.

                                      F-2




                        MOUNTAIN WEST EXPLORATION, INC.

                            Statements of Operations




                                                        Year Ended
                                                        December 31,
                                           -------------------------------------

                                               2003                    2002
                                           --------------         --------------
Revenue
   Oil & Gas Income                             $ 86,854               $ 24,808
                                           --------------         --------------

       Net Income                                 86,854                 24,808
                                           --------------         --------------

Expenses:
   Bank Charges                                        4                     48
   Consulting                                     64,834                  4,171
   Depreciation                                    2,337                      5
   Dues & Subscriptions                              240                    922
   Legal and Accounting                            3,753                  7,771
   Maintenance                                         -                    204
   Meals & Entertainment                             122                    500
   Moving Expense                                 15,732                  2,100
   Office Expenses                                 1,492                    377
   Penalties                                           -                    310
   Postage                                           347                    357
   Rent                                            1,600                  2,363
   Taxes                                             117                    365
   Telephone                                         840                  1,389
   Transfer Agent Expense                          4,000                  2,000
   Travel                                          3,797                  2,903
   Vehicle Expense                                   250                  1,000
                                           --------------         --------------
Total Expenses                                    99,465                 26,785
                                           --------------         --------------
Other Income and Expense
   Interest Expense                                3,872                  2,117
   Interest Income                                     -                      -
                                           --------------         --------------

Total Other Income & Expense                       3,872                  2,117
                                           --------------         --------------

Net Profit (Loss)                              $ (16,483)              $ (4,094)
                                           ==============         ==============

Per Share Information:

   Weighted average number of
     common shares outstanding                37,019,271              37,019,271
                                           --------------         --------------

Net Loss per Common Share                        *                      *
                                           ==============         ==============


* Less than $.01

The accompanying notes are an integral part of these financial statements.

                                      F-3


                         MOUNTAIN WEST EXPLORATION INC.
                            Statements of Cash Flows

                               (Indirect Method)





                                                                                     Year Ended
                                                                                    December 31,
                                                                    -----------------------------------------
                                                                          2003                    2002
                                                                          ----                    ----

Cash Flows from Operating Activities:

Net Profit (Loss)                                                          $ (16,483)               $ (4,094)

   Depreciation                                                                  270                       5
   Increase (Decrease) in Accounts Payable                                    (5,000)                  5,000
                                                                    -----------------        ----------------

Net Cash Flows Used by Operations                                            (21,213)                    911
                                                                    -----------------        ----------------

Cash Flows from Investing Activities:

   Purchase of Equipment                                                      (1,949)                      -
                                                                    -----------------        ----------------

Cash Flows Used by Investing Activities                                       (1,949)                      -
                                                                    -----------------        ----------------

Cash Flows from Financing Activities:
    Proceeds from Notes Payable                                               33,260                       -
                                                                    -----------------        ----------------

Net Cash Flows Provided by Financing Activities                               33,260                       -
                                                                    -----------------        ----------------

Net Increase (Decrease) in Cash                                               10,098                     911
                                                                    -----------------        ----------------

Cash at Beginning of Period                                                    1,613                     702
                                                                    -----------------        ----------------

Cash at End of Period                                                       $ 11,711                 $ 1,613
                                                                    =================        ================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                                    $ 3,872                 $ 2,117
                                                                    =================        ================
   Cash paid for income taxes                                                    $ -                     $ -
                                                                    =================        ================

The accompanying notes are an integral part of these financial statements.

                                      F-4


                        MOUNTAIN WEST EXPLORATION, INC.

                         Stockholders' Equity (Deficit)
                               December 31, 2003


                                                                                                         Retained
                                                                  Common Stock                           (Deficit)

                                                                # of Shares            Amount            Earnings             Totals
                                                                -----------            ------            --------             ------

Balance - December 31, 2000                                   38,010,000         $1,555,777         $(1,546,201)            $ 9,576

Cancellation of stocks                                          (990,729)              (991)                  -                (991)
Net Loss for year                                                      -                  -             (27,475)            (27,475)
                                                              -----------------    ---------------    ----------------    ----------

Balance - December 31, 2001                                         37,019,271          1,554,786          (1,573,676)      (18,890)
                                                              -----------------    ---------------    ----------------    ----------

Net Loss for year                                                            -                  -              (4,094)       (4,094)
                                                              -----------------    ---------------    ----------------    ----------

Balance - December 31, 2002                                         37,019,271          1,554,786          (1,577,770)      (22,984)
                                                              -----------------    ---------------    ----------------    ----------

Net Loss for year                                                            -                  -             (16,483)      (16,483)
                                                              -----------------    ---------------    ----------------    ----------

Balance - December 31, 2003                                         37,019,271         $1,554,786         $(1,594,253)    $ (39,467)
                                                              =================    ===============    ================    ==========

The accompanying notes are an integral part of these financial statements.

                                      F-5

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2003


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

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2003


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

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2003

Note 2 - Federal Income Taxes (Cont):
                       December 31, 2003 December 31, 2002
Deferred tax assets
         Net operating loss carryforwards     $ 1,608,506          $  1,591,753
         Accumulated Depreciation                  14,253                13,983
         Valuation allowance                   (1,594,253)           (1,577,770)
                                            ---------------         ------------
         Net deferred tax assets              $         0          $          0
                                            ===============         ============

At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,594,253 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2011.

Note 3 - Notes Payable:

Following is the summary of Notes Payable at December 31, 2003:

         Bank of America - A ten-year loan at 5% interest per annum
         secured by miscellaneous holdings.                          $34,100.00

         Wells Fargo - A four-year loan at 8% interest per
         annum secured by miscellaneous holdings                      34,160.00
                                                                     -----------
                           Total Notes Payable                       $68,260.00
                           Less:  Current Portion                    (18,744.00)
                                                                     -----------
                           Long-Term Portion                         $49,516.00
                                                                     ===========

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

Note 5 - Capital Stock Transactions:

The authorized capital stock of the Company was established at 50,000,000 with no par value. There have been no additional shares of common stock issued during the year of 2003.

Note 6 - Segment Information

Mountain West Exploration operates primarily in a single operating segment, acquiring interests in unproved oil, gas and mineral leases and engaging in other oil and gas activities