Form 10QSB
period 2004-03-31
MOUNTAINS WEST EXPLORATION INC
filed 2004-06-18
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at March 31, 2004, was 37,019,271 shares.

                        MOUNTAINS WEST EXPLORATION, INC.


                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and cash flows for the three-months ended March 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 23, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
May 21, 2004

/s/Michael Johnson & Co, LLC


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets
                                  (Unaudited)


                                                                          March 31,              December 31,
                                                                             2004                    2003
                                                                        ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                     $ 6,997                $ 11,711
                                                                        ---------------         ---------------

         Total Current Assets                                                    6,997                  11,711
                                                                        ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                          15,819                  15,819
      Leases & Well Equipment                                                    1,236                   1,236
                                                                        ---------------         ---------------
                                                                                17,055                  17,055
      Less: Accumulated Depreciation                                           (14,361)                (14,253)
                                                                        ---------------         ---------------

         Total Fixed Assets                                                      2,694                   2,802
                                                                        ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                       1,540                   1,540
      Leases                                                                    10,045                       -
      Mineral Interests                                                         12,740                  12,740
                                                                        ---------------         ---------------

         Total Other Assets                                                     24,325                  14,280
                                                                        ---------------         ---------------

TOTAL ASSETS                                                                  $ 34,016                $ 28,793
                                                                        ===============         ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                           2,500                       -
      Current Portion - Long-Term Debt                                           5,787                  18,744
                                                                        ---------------         ---------------

         Total Current Liabilities                                               8,287                  18,744
                                                                        ---------------         ---------------

   Long-Term Debt:
      Long-Term Debt                                                            61,292                  49,516
                                                                        ---------------         ---------------

      Total Long-Term Debt                                                      61,292                  49,516
                                                                        ---------------         ---------------

   Stockholders Equity
     Common stock, no par value, 50,000,000 shares                           1,554,786               1,554,786
        authorized, 37,019,721 shares issued and outstanding
      Retained Earnings (Deficit)                                           (1,590,349)             (1,594,253)
                                                                        ---------------         ---------------

         Total Stockholders' Equity (Deficit)                                (35,563)                (39,467)
                                                                        ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 34,016                $ 28,793
                                                                        ===============         ===============

See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.

                            Statements of Operations
                                  (Unaudited)


                                                                        Three-Months Ended
                                                                             March 31,
                                                                     2004                 2003
                                                                     ----                 ----

Revenue:
   Oil and Gas Income                                                  $ 29,987            $ 16,656
                                                                     -----------         ----------
Total Income                                                             29,987              16,656
                                                                     -----------         ----------
   Cost of Goods Sold                                                     1,000                 271
                                                                     -----------         ----------
      Net Income                                                         28,987              16,385
                                                                     -----------         ----------
Costs and Expenses:
    Operating Expenses                                                   12,635               7,397
    Administration Expenses                                               12,448               1,882
                                                                     -----------         ----------
Total Expenses                                                           25,083               9,279
                                                                     -----------         ----------
Net Loss from Operations                                                $ 3,904             $ 7,106
                                                                     ===========         ==========

Per Share Information:

     Weighted average number
     of common shares outstanding                                    37,019,721          37,019,721
                                                                     -----------         ----------
Net Loss per common share                                              *                    *
                                                                     ===========         ==========
* Less than $.01

See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)


                                                                                   Deficit
                                                  COMMON STOCKS                 Accum. During          Total
                                                                                Development             Stockholders'
                                          # of Shares          Amount               Stage             Equity
                                          -----------          ------               -----             ------

Balance - December 31, 2000                 38,010,000         $1,555,777           $(1,546,201)        $ 9,576

Cancellation of stocks                        (990,279)              (991)                    -            (991)

Net Loss for Year                                    -                  -               (27,475)        (27,475)

Balance - December 31, 2001                 37,019,721          1,554,786            (1,573,676)        (18,890)
                                            ----------         ----------           -----------       ---------
Net Loss for Year                                    -                  -                (4,094)         (4,094)
                                            ----------         ----------           -----------       ---------
Balance - December 31, 2002                 37,019,721          1,554,786            (1,577,770)        (22,984)
                                            ----------         ----------           -----------       ---------
Net Loss for Year                                    -                  -               (16,483)        (16,483)
                                            ----------         ----------           -----------       ---------
Balance - December 31, 2003                 37,019,721          1,554,786            (1,594,253)        (39,467)
                                            ----------         ----------           -----------       ---------
Net Profit for Period                                -                  -                 3,904            3,904
                                            ----------         ----------           -----------       ---------
Balance - March 31, 2004                    37,019,721         $1,554,786           $(1,590,349)      $ (35,563)
                                            ==========         ==========           ===========       =========

See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method



                                                                                             Three-Months Ended
                                                                                                   March 31,
                                                                                        2004                   2003
                                                                                        ----                   ----

Cash Flows from Operating Activities:

   Net Profit                                                                             $ 3,904                  $ 7,106
   Adjustments to reconcile net loss to net cash used
      by operating activities
   Depreciation                                                                               108                       -
   Changes in operating assets and liabilities
      Increase in Accounts Payable                                                          2,500                       -
      (Increase) in Other Assets                                                          (10,045)                      -
                                                                                          -------                   -------
Net Cash Used in Operating Activities                                                      (3,533)                    7,106
                                                                                          -------                   -------
Cash Flows from Financing Activities:
   Payments on Notes Payable                                                               (1,181)                      -
                                                                                          -------                   -------
Net Cash Used for Financing Activities                                                     (1,181)                      -
                                                                                          -------                   -------
Net Increase in Cash & Cash Equivalents                                                    (4,714)                    7,106

Beginning Cash & Cash Equivalents                                                          11,711                    1,613
                                                                                          -------                   -------
Ending Cash & Cash Equivalents                                                            $ 6,997                  $ 8,719
                                                                                          =======                   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                 $ 297                    $ 297
                                                                                          =======                   =======
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                          =======                   =======

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                 March 31, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003, and cash flows for the three-months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Mountains West Exploration, Inc., ("Mountains West Exploration," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

The Company owns small ownership interests in producing coal bed methane wells in Las Animas county, Colorado and has leases on 4,000 acres for coal bed methane in northern New Mexico, none of which are explored or developed. The Company is currently considering options for developing these minerals.

Changes in Financial Condition

During the quarter the Company experienced a decrease in cash position to $6,997 from year end 2002 of $11,711. The Company's total debt increased by $11,000 approximately during the quarter as a result of leasing activities. The Company's total liabilities are approximately $61,292. It is Management's belief that the Company will be able to meet its operating expenses during the remainder of the fiscal year.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004, COMPARED TO SAME PERIOD IN 2003.

     The company had revenue from methane production in the quarter in 2004 of $29,987 compared to $16,656 in 2003. The cost of goods sold was $1,000 in 2004 and $271 in 2003. The operating expenses were $12,635 and $7,397 in the quarter in 2004 and 2003 respectively. Administration expense was $12,448 in 2004 and $1,882 in 2003 in the quarter. Total expenses were $25,083 in the quarter in 2004 compared to $9,279 in the same quarter in 2003. The profit on operations was $3,904 in the quarter in 2004 compared to $7,106 in the same quarter in 2003. The decrease in profit was due to increased administration, salaries and expenses.

The profit per share was nominal in the period in 2004 and 2003. Management expects that the revenue and expense will continue at its current rate for the balance of 2004 barring unusual economic conditions.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $69,000, $8,267 of which is current, $6,997 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $250,000.

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


Robert A. Doak, Jr.                                          May 24, 2004
- --------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer