Form 10QSB
period 2001-03-31
MOUNTAINS WEST EXPLORATION INC
filed 2004-07-07
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2001


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at March 31, 2001, was 38,010,000 shares.

PART  I
                          MOUNTAINS WEST EXPLORATION, INC.


                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000, and cash flows for the three-months ended March 31, 2001 and 2000, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
June 25, 2004
/s/Michael Johnson & Co. LLC


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets

                                  (Unaudited)


                                                                          March 31,              December 31,
                                                                             2001                    2000
                                                                        ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                     $ 7,137                 $ 8,780
      Loans - Shareholders                                                      21,310                  17,360
                                                                        ---------------         ---------------

         Total Current Assets                                                   28,447                  26,140
                                                                        ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                          14,466                  14,470
      Leases & Well Equipment                                                    1,236                   1,236
                                                                        ---------------         ---------------
                                                                                15,702                  15,706
      Less: Accumulated Depreciaiton                                           (11,893)                (11,893)
                                                                        ---------------         ---------------

         Total Fixed Assets                                                      3,809                   3,813
                                                                        ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                       1,540                   1,540
      Mineral Interest                                                         15,483                  15,483
                                                                        ---------------         ---------------

         Total Other Assets                                                    17,023                  17,023
                                                                        ---------------         ---------------

TOTAL ASSETS                                                               $ 49,279                $ 46,976
                                                                        ===============         ===============


LIABILITIES ANDSTOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                           2,400                   2,400
      Current Portion - Long-Term Debt                                           2,343                   2,343
                                                                        ---------------         ---------------

         Total Current Liabilities                                               4,743                   4,743
                                                                        ---------------         ---------------

   Long-Term Debt:
      Long-Term Debt                                                            32,657                  32,657
                                                                        ---------------         ---------------

      Total Long-Term Debt                                                      32,657                  32,657
                                                                        ---------------         ---------------

   Stockholders Equity
     Common stock, no par value, 50,000,000 shares                           1,555,777               1,555,777
        authorized, 38,010,000 shares issued and outstanding
     Retained Earnings (Deficit)                                            (1,543,898)             (1,546,201)
                                                                        ---------------         ---------------

         Total Stockholders' Equity (Deficit)                                  11,879                    9,576
                                                                        ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 49,279                $ 46,976
                                                                        ===============         ===============

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                          Three-Months Ended
                                                                                 March 31,
                                                                        2001                 2000
                                                                        ----                 ----

Revenue:
   Oil and Gas Income                                                  $ 6,816             $ 10,098
                                                                    ------------         ----------
Total Income                                                             6,816               10,098
                                                                    ------------         ----------
   Cost of Goods Sold                                                      271                   75
                                                                    ------------         ----------
      Net Income                                                         6,545               10,023
                                                                    ------------         ----------
Costs and Expenses:
    Operating Expenses                                                   1,494                3,837
    Depreciation                                                             5                   15
    Administation Expenses                                               1,877                2,215
                                                                    ------------         ----------
Total Expenses                                                           3,376                6,067
                                                                    ------------         ----------
Other Income/Expenses:
    Interest Income                                                         25                    -
    Gain on Sale of Assets                                                   -               28,800
    Interest Expense                                                      (891)                (821)
                                                                    ------------         ----------
Total Other Income/Expense                                                (866)              27,979
                                                                    ------------         ----------
Net Profit from Operations                                             $ 2,303             $ 31,935
                                                                    ------------         ----------

Per Share Information:

     Weighted average number
     of common shares outstanding                                   38,010,000           38,010,000
                                                                    ------------         -----------
Net Loss per common share                                              *                    *
                                                                    ============         ===========
* Less than $.01

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 March 31, 2001
                                  (Unaudited)


                                                  COMMON STOCKS                     Retained            Total
                                                                                     Earnings           Stockholders'
                                             # of Shares          Amount             (Deficit)           Equity
                                             -----------          ------             ---------           ------

Balance - December 31, 2000                 38,010,000         $1,555,777           $(1,546,201)        $ 9,576

Net Profit for Period                                -                  -                 2,303           2,303
                                            ----------         ----------           -----------         -------
Balance - March 31, 2001                    38,010,000         $1,555,777           $(1,543,898)        $11,879
                                            ==========         ==========           ===========         =======

See Accountants Review Report



                           MOUNTAINS WEST EXPLORATION
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method


                                                                                               Three-Months Ended
                                                                                                    March 31,
                                                                                           2001                   2000
                                                                                           ----                   ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                                    $ 2,303                $ 31,935
     (Increase) in loans - shareholders                                                    (3,946)                      -
                                                                                          -------                --------
Net Cash Used in Operating Activities                                                      (1,643)                 31,935
                                                                                          -------                --------
Net Increase in Cash & Cash Equivalents                                                    (1,643)                 31,935

Beginning Cash & Cash Equivalents                                                           8,780                       -
                                                                                          -------                --------
Ending Cash & Cash Equivalents                                                            $ 7,137                $ 31,935
                                                                                          =======                ========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                 $ 891                   $ 821
                                                                                          =======                ========
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                          =======                ========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                 March 31, 2001




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2001 and the results of operations for the three-months ended March 31, 2001 and 2000, and cash flows for the three-months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

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

The Company owns over small producing ownership interests in coal bed methane wells in Las Animas county, Colorado and has leases on 242 acres for coal bed methane in Colorado, none of which are explored or developed. The Company is currently considering developing these minerals itself as funds become available.

Results of Operations for the Quarter Ended March 31, 2001 Compared to Same Period in 2000.

The company had revenues in the quarter of $6,816 in 2001 compared to $10,098 in 2000. The cost of goods sold in the quarter was $271 and $75 in 2001 and 2000 respectively. The company incurred operating expenses of $1,494 in the quarter in 2001 and $3,837 in the quarter in 2000. The decrease in operating expenses was due to lower production revenues. The administration expenses in the quarter were $1,877 in 2001 compared to $2,215 in 2000. The company had net profit from operations of $2,303 in the quarter in 2001 and $3,135 in 2000. A net profit of $27,979 was realized in the quarter in 2000 due to an extraordinary gain on sale of $28,800 in lease assets in the quarter.

The profit per share was nominal in the quarter in 2001 and 2000. The trend of net profits cannot be expected to continue in the future as operations expenses and revenues may be volatile.

Changes in Financial Condition

During the quarter the Company experienced an decrease in cash position due to the operating revenues vs. expenses of the Company. The Company's total debt remained about the same as year end. The Company's total liabilities are approximately $40,000. It is Management's belief that the Company will have revenue sufficient to cover operating expenses and administrative expenses during the remainder of the fiscal year.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited business, limited capital, debt in excess of $39,000, $4,743 of which is current, $7,000 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year.


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


Robert A. Doak, Jr.                                          July 1, 2004
- --------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer