Form 10QSB
period 2001-06-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-07-07
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at June 30, 2001, was 38,010,00 shares.

PART  I
                        MOUNTAINS WEST EXPLORATION, INC.

                          FINANCIAL STATEMENTS FOR THE
                         SIX-MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for June 30, 2001 and the related statements of operations for the three and six-months ended June 30, 2001 and 2000, and cash flows for the six-months ended June 30, 2001 and 2000, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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


Michael Johnson & Co, LLC
June 25, 2004
/s/Michael Johnson & Co. LLC



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method

                                                                                  June 30,              December 31,
                                                                                    2001                    2000
                                                                               ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                           $ 2,390                 $ 8,780
      Loans - Shareholders                                                            19,910                  17,360
                                                                               ---------------         ---------------

         Total Current Assets                                                         22,300                  26,140
                                                                               ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                                14,461                  14,470
      Leases & Well Equipment                                                          1,236                   1,236
                                                                               ---------------         ---------------
                                                                                      15,697                  15,706
      Less:  Accumulated Depreciation                                                (11,893)                (11,893)
                                                                               ---------------         ---------------

         Total Fixed Assets                                                            3,804                   3,813
                                                                               ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                             1,540                   1,540
      Mineral Interest                                                                23,978                  15,483
                                                                               ---------------         ---------------

         Total Other Assets                                                           25,518                  17,023
                                                                               ---------------         ---------------

TOTAL ASSETS                                                                        $ 51,622                $ 46,976
                                                                               ===============         ===============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                                2,400                   2,400
       Current Portion - Long-Term Debt                                                2,343                   2,343
                                                                               ---------------         ---------------

          Total Current Liabilities                                                    4,743                   4,743
                                                                               ---------------         ---------------

    Long-Term Debt:
        Long-Term Debt                                                                32,657                  32,657
                                                                               ---------------         ---------------

           Total Long-Term Debt                                                       32,657                  32,657
                                                                               ---------------         ---------------

   Stockholders' Equity
     Common stock
        Common stock, no par value, 50,000,000 shares                              1,555,777               1,555,777
          authorized, 38,010,000 shares issued and outstanding
        Retained Earnings (Deficit)                                               (1,541,555)             (1,546,201)
                                                                               ---------------         ---------------

Total Shareholders' Equity (Deficit)                                                  14,222                   9,576
                                                                               ---------------         ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $ 51,622                $ 46,976
                                                                               ===============         ===============

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)


                                                                       Three-Months Ended                          Six-Months Ended
                                                                            June 30,                                   June 30,
                                                                 2001                   2000                   2001             2000
                                                                 ----                   ----                   ----             ----

Revenue:
    Oil & Gas Income                                            $ 7,990                $ 3,309              $ 14,806       $ 13,407
    Cost of Goods Sold                                                -                      -                  (271)          (75)
                                                             ----------             ----------            ----------     -----------
Total Income                                                      7,990                  3,309                14,535         13,332
                                                             ----------             ----------            ----------     -----------
Costs and Expenses:
     Operating Expenses                                           2,780                  3,023                 4,274          6,860
     Depreciation                                                     5                     15                    10             30
     Administrative Expenses                                      1,978                  3,018                 3,855          5,233
                                                             ----------             ----------            ----------     -----------
Total Operating Expenses                                          4,763                  6,056                 8,139         12,123
                                                             ----------             ----------            ----------     -----------
Other Income
      Interest Income                                                 -                     20                    25             20
      Gain on Sale of Assets                                          -                      -                     -         28,800
      Loss on Sale of Assets                                          -               (318,569)                    -       (318,569)
      Interest Expense                                             (884)                  (940)               (1,775)        (1,761)
                                                             ----------             ----------            ----------     ----------
Total Other Income                                                 (884)              (319,489)               (1,750)      (291,510)
                                                             ----------             ----------            ----------     -----------
Net Profit (Loss)                                               $ 2,343             $ (322,236)              $ 4,646     $ (290,301)
                                                             ==========             ==========            ==========     ===========
Per Share Information:

     Weighted average number
     of common shares outstanding                            38,010,000             38,010,000            38,010,000     38,010,000
                                                             ----------             ----------            ----------     -----------
Net Loss per common share                                      *                      *                      *             *
                                                             ==========             ==========            ==========     ===========
* Less than $.01

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 June 30, 2001
                                  (Unaudited)


                                                  COMMON STOCKS                     Retained            Total
                                                                                    Earnings          Stockholders'
                                          # of Shares          Amount              (Deficit)           Equity
                                          -----------          ------              ---------           ------

Balance - December 31, 2000                  38,010,000        $1,555,777            $(1,546,201)      $ 9,576

Net Profit for the Period                             -                 -                  4,646         4,646

Balance - June 30, 2001                      38,010,000        $1,555,777            $(1,541,555)      $14,222
                                             ==========        ==========            ===========       =======

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method


                                                                                              Six-Months Ended
                                                                                                   June 30,
                                                                                          2001                   2000
                                                                                          ----                   ----

Cash Flows from Operating Activities:

     Net Profit                                                                           $ 4,646              $ (290,301)
     (Increase) loans -shareholders                                                        (2,550)                      -
                                                                                          -------              ----------
Net Cash Used in Operating Activities                                                       2,096                (290,301)
                                                                                          -------              ----------
Cash Flows from Investing Activities:
     Sale of Fixed Assets                                                                       9                 318,569
     Purchase of Mineral Interest                                                          (8,495)                      -
                                                                                          -------              ----------
Net Cash Provided by Financing Activities                                                  (8,486)                318,569
                                                                                          -------              ----------
Net Increase in Cash & Cash Equivalents                                                    (6,390)                 28,268
                                                                                          -------              ----------
Beginning Cash & Cash Equivalents                                                           8,780                   4,574
                                                                                          -------              ----------
Ending Cash & Cash Equivalents                                                            $ 2,390                $ 32,842
                                                                                          =======              ==========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                               $ 1,888                 $ 1,936
                                                                                          =======              ==========
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                          =======              ==========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                  June 30, 2001




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six-months ended June 30, 2001 and 2000, and cash flows for the six-months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended June 30, 2001 Compared to the Same Period in 2000.

During the quarter ended June 30, 2001, oil and gas sales were $7,990 compared to $3,309 for the same period in the prior year. The Company had no other operating income during the quarter.

The company had operating expenses of $2,780 and $3,023 in the quarter in 2001 and 2000 respectively. The company incurred administrative expenses of $1,978 and $3,018 in 2001 and 2000 respectively in the quarter. Total operating expenses were $4,763 in the quarter in 2001 compared to $6,056 in the quarter in 2000 due to increase in business activity by the company. The net profit (loss) was ($2,323) in the quarter in 2001 compared to a ($322,236) net loss in the quarter in 2000 due to loss on sale of assets of approximately $318,000. The loss per share was nominal in the quarter in 2001 and 2000.

Results of Operations for the Six Months Ended June 30, 2001 Compared to Same Period in 2000.

The company had revenues of $14,806 in the period in 2001 compared to $13,407 in the period in 2000. The cost of goods sold was $271 and $75 in the six month period in 2001 and 2000 respectively.

The company experienced $4,274 in operating expense in the six month period in 2001 compared to $6,860 in such expense in the same period in 2000. There was administrative expense incurred in the period of $3,855 in 2001 and $5,233 in 2000. The total operating expenses in the period were $8,139 in 2001 and $12,123 in 2000. The net loss for the period was ($1,750) in 2001 compared to ($291,510) in 2000. The increased loss is due to an extraordinary loss of ($318,569) on sale of assets. The loss per share was nominal in the period in 2001 and 2000.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position due to increased revenue of the Company. The Company's total current debt is $4,743 year to date. The Company's total liabilities are approximately $37,400.

Liquidity and Capital Resources

During the year to date, the company had increased revenue, but a decreased cash position, which was insufficient for any significant operations at quarter end. The company had cash of $2,390 and illiquid assets of $19,910 approximately.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has minimal business, limited capital, debt in excess of $37,400, $4,743 of which is current, $2,390 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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


Robert A. Doak, Jr.                                          July 7, 2004
- --------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer