Form 10QSB
period 2001-09-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-07-07
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at September 30, 2001, was 38,0100,00 shares.

PART  I
                                               MOUNTAINS WEST EXPLORATION, INC.

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for September 30, 2001 and the related statements of operations for the three and nine-months ended September 30, 2001 and 2000, and cash flows for the nine-months ended September 30, 2001 and 2000, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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


Michael Johnson & Co, LLC
June 25, 2004
/s/Michael Johnson & Co. LLC


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets
                                  (Unaudited)




                                                                                   September 30,       December 31,
                                                                                     2001                    2000
                                                                              ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                            $ 384                  $ 8,780
      Loans - Shareholders                                                           19,610                   17,360
                                                                              ---------------         ---------------

         Total Current Assets                                                        19,994                   26,140
                                                                              ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                               14,457                   14,470
      Leases & Well Equipment                                                         1,236                    1,236
                                                                              ---------------         ---------------
                                                                                     15,693                   15,706
      Less: Accumulated Depreciation                                                (11,893)                 (11,893)
                                                                              ---------------         ---------------

         Total Fixed Assets                                                            3,800                   3,813
                                                                              ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                             1,540                   1,540
      Mineral Interest                                                                29,582                  15,483
                                                                              ---------------         ---------------

         Total Other Assets                                                           31,122                  17,023
                                                                              ---------------         ---------------

TOTAL ASSETS                                                                        $ 54,916                $ 46,976
                                                                              ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                                 2,400                   2,400
      Current Portion - Long-Term Debt                                                 2,343                   2,343
                                                                              ---------------         ---------------

         Total Current Liabilities                                                     4,743                   4,743
                                                                              ---------------         ---------------

   Long-Term Debt:
      Long-Term Debt                                                                  32,657                  32,657
                                                                              ---------------         ---------------

         Total Long-Term Debt                                                         32,657                  32,657
                                                                              ---------------         ---------------

   Stockholders' Equity:
     Common stock, no par value, 50,000,000 shares                                 1,555,777               1,555,777
        authorized, 38,0100,00 shares issued and outstanding
     Retained Earnings (Deficit)                                                  (1,538,261)             (1,546,201)
                                                                              ---------------         ---------------

        Total Stockholders' Equity (Deficit0                                         17,516                    9,576
                                                                              ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 54,916                $ 46,976
                                                                              ===============         ===============

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended                        Nine-Months Ended
                                                            September 30,                            September 30,
                                                       2001                2000                 2001               2000
                                                       ----                ----                 ----               ----

Revenue:
    Oil & Gas Income                                     $ 7,139              $ 4,209          $ 21,945             $ 17,616
    Cost of Goods Sold                                         -                 (798)             (271)                (873)
                                                      ----------           ----------         ---------           ----------
Total Income                                               7,139                3,411            21,674               16,743
                                                      ----------           ----------         ---------           ----------
Costs and Expenses:
     Operating Expense                                     2,348                5,510             6,622               12,370
     Depreciation Expense                                      4                   15                14                   45
     Administrative Expense                                  780                  461             4,635                5,694
                                                      ----------           ----------         ---------           ----------
Total Operating Expenses                                   3,132                5,986            11,271               18,109
                                                      ----------           ----------         ---------           ----------
Other Income/Expenses:
     Interest Income                                           -                    6                25                   26
     Gain on Sale of Assets                                    -                    -                 -               28,800
     Loss on Sale of Assets                                    -                    -                 -             (318,569)
     Interest Expense                                       (713)                (909)           (2,488)              (2,670)
                                                      ----------           ----------         ---------           ----------
Total Other Income/Expenses                                 (713)                (903)            (2,463)           (292,413)
                                                      ----------           ----------         ---------           ----------
Net Profit (Loss)                                        $ 3,294             $ (3,478)           $ 7,940           $(293,779)
                                                      ==========           ==========         ==========          ==========
Per Share Information:

     Weighted average number
     of common shares outstanding                     38,010,000           38,010,000         38,010,000          38,010,000
                                                      ----------           ----------         ----------          ----------
Net Loss per common share                                *                   *                    *                  *
                                                      ==========           ==========         ===========         ==========
* Less than $.01

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                               September 30, 2001
                                  (Unaudited)


                                                  COMMON STOCKS                     Retained            Total
                                                                                    Earnings         Stockholders'
                                          # of Shares          Amount              (Deficit)           Equity
                                          -----------          ------              ---------           ------

Balance - December 31, 2000                  38,010,000        $1,555,777            $(1,546,201)       $ 9,576

Net Profit for Period                                 -                 -                  7,940          7,940
                                             ----------        ----------            ------------       -------
Balance - September 30, 2001                 38,010,000        $1,555,777            $(1,538,261)       $17,516
                                             ==========        ==========            ============       =======

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method



                                                                                              Nine-Months Ended
                                                                                                September 30,
                                                                                        2001                   2000
                                                                                        ----                   ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                                    $ 7,940             $ (293,779)
     (Increase) loans-shareholders                                                         (2,250)                     -
                                                                                          --------            -----------
Net Cash Used in Operating Activities                                                       5,690               (293,779)
                                                                                          --------            -----------
Cash Flows from Investing Activities:
   Sale of Fixed Assets                                                                        13                318,569
   Purchase of Mineral Rights                                                             (14,099)                     -
                                                                                          --------            -----------
Net Cash Used for Investing Activities                                                    (14,086)               318,569
                                                                                          --------            -----------
Net Increase in Cash & Cash Equivalents                                                    (8,396)                24,790

Beginning Cash & Cash Equivalents                                                           8,780                  4,574
                                                                                          --------            -----------
Ending Cash & Cash Equivalents                                                              $ 384               $ 29,364
                                                                                          ========            ===========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                               $ 3,714                $ 2,117
                                                                                          ========            ===========
     Cash paid for Income Taxes                                                               $ -                    $ -
                                                                                          ========            ===========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                               September 30, 2001




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine-months ended September 30, 2001 and 2000, and cash flows for the nine-months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2001 and any Current Reports on Form 8-K filed by the Company.

The Company owns small ownership interests in coal bed methane wells in Las Animas county, Colorado and has leases on 242 acres for coal bed methane in Colorado, none of which are explored or developed. The Company is considering developing these minerals itself as funds become available.

Results of Operations for the Quarter Ended September 30, 2001 Compared to the Same Period in 2000.

During the quarter ended September 30, 2001, gas sales were $7,139 compared to $4,209 for the same period in the prior year. The Company had no other operating income during the quarter.

The company had operating expenses of $2,348 and $5,510 in the quarter in 2001 and 2000 respectively. The company incurred administrative expenses of $780 and $461 in 2001 and 2000 respectively in the quarter. Total operating expenses were $3,132 in the quarter in 2001 compared to $5,986 in the quarter in 2000. The net profit was $3,294 in the quarter in 2001 compared to a ($3,478) net loss in the quarter in 2000. The profit/loss per share was nominal in the quarter in 2001 and 2000.

Results of Operations for the Nine Months Ended September 30, 2001 Compared to Same Period in 2000.

The company had revenues of $21,945 in the period in 2001 compared to $17,616 in the period in 2000. The increase was due to increased production and higher gas prices from production sales. The cost of goods sold was $271 and $873 in the nine month period in 2001 and 2000 respectively.

The company experienced $6,622 in operating expense in the nine month period in 2001 compared to $12,370 in such expense in the same period in 2000. There was administrative expense incurred in the period of $4,635 in 2001 and $5,694 in 2000. The total operating expenses in the period were $11,271 in 2001 and $18,109 in 2000. The net profit for the period was $7,940 in 2001 compared to ($293,779) in 2000. The increased loss in 2000 was due to loss on sale of assets. The profit/loss per share was nominal in the period in 2001 and 2000.

Changes in Financial Condition

Year to date the Company experienced an decrease in cash position to $384 at quarter end . The Company's total debt is $37,400 of which $32,657 is long term. The company expects the trends of losses (year to date) to continue at about the same rate in the future.

Liquidity and Capital Resources

Year to date, the company had increased revenue, and a minimal cash position, which is insufficient for any significant operations. The company had cash of $384 shareholder loans receivable of $19,610 and illiquid assets of $15,000 approximately at quarter end.

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