Form 10QSB/A
period 2003-09-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-07-07
CIK 319040

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements


     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Mountains West Exploration, Inc., ("Mountains West Exploration, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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