Form 10QSB
period 2002-03-31
MOUNTAINS WEST EXPLORATION INC
filed 2004-08-06
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2002


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at March 31, 2002, was 37,019,271 shares.

PART  I
                        MOUNTAINS WEST EXPLORATION, INC.


                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for March 31, 2002 and the related statements of operations for the three-months ended March 31, 2002 and 2001, and cash flows for the three-months ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated January 16, 2004 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
July 28, 2004


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets




                                                                          March 31,              December 31,
                                                                             2002                    2001
                                                                        ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                     $ 2,608                   $ 702
                                                                        ---------------         ---------------

         Total Current Assets                                                    2,608                     702
                                                                        ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                          14,470                  14,470
      Leases & Well Equipment                                                    1,236                   1,236
                                                                        ---------------         ---------------
                                                                                15,706                  15,706
      Less: Accumulated Depreciaiton                                           (13,978)                (13,978)
                                                                        ---------------         ---------------

         Total Fixed Assets                                                      1,728                   1,728
                                                                        ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                       1,540                   1,540
      Mineral Interest                                                          12,140                  12,140
                                                                        ---------------         ---------------

         Total Other Assets                                                     13,680                  13,680
                                                                        ---------------         ---------------

TOTAL ASSETS                                                                  $ 18,016                $ 16,110
                                                                        ===============         ===============


LIABILITIES ANDSTOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                           2,400                       -
      Current Portion - Long-Term Debt                                           2,343                   2,343
                                                                        ---------------         ---------------

         Total Current Liabilities                                               4,743                   2,343
                                                                        ---------------         ---------------

   Long-Term Debt:
      Long-Term Debt                                                            32,657                  32,657
                                                                        ---------------         ---------------

      Total Long-Term Debt                                                      32,657                  32,657
                                                                        ---------------         ---------------

   Stockholders Equity
     Common stock, no par value, 50,000,000 shares                           1,554,786               1,554,786
        authorized, 37,019,721 shares issued and outstanding
     Retained Earnings (Deficit)                                            (1,574,170)             (1,573,676)
                                                                        ---------------         ---------------

         Total Stockholders' Equity (Deficit)                                  (19,384)                (18,890)
                                                                        ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 18,016                $ 16,110
                                                                        ===============         ===============

See Accountants Review Report


                         MOUNTAIN WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)



                                                                        Three-Months Ended
                                                                             March 31,
              Three-Months Ended
                                                                             March 31,
                                                                     2002                 2001
                                                                     ----                 ----

Revenue:
   Oil and Gas Income                                                  $ 6,277              $ 6,816
                                                                     -----------         ----------
Total Income                                                             6,277                6,816
                                                                     -----------         ----------
   Cost of Goods Sold                                                        75                 271
                                                                     -----------         ----------
      Net Income                                                          6,202               6,545
                                                                     -----------         ----------
Costs and Expenses:
    Operating Expenses                                                    3,185               1,494
    Depreciation                                                              -                   5
    Administation Expenses                                                3,511               1,877
                                                                     -----------         ----------
Total Expenses                                                            6,696               3,376
                                                                     -----------         ----------
Other Income/Expenses:
    Interest Income                                                           -                  25
    Gain on Sale of Assets                                                    -                   -
    Interest Expense                                                          -                (891)
                                                                     -----------         ----------
Total Other Income/Expense                                                    -                (866)
                                                                     -----------         ----------
Net Profit from Operations                                               $ (494)            $ 2,303
                                                                     ===========         ==========

Per Share Information:

     Weighted average number
     of common shares outstanding                                    37,019,721          38,010,000
                                                                     -----------         ----------
Net Loss per common share                                              *                    *
                                                                     ===========         ==========
* Less than $.01


See Accountants Review Report


                         MOUNTAIN WEST EXPLORATION, INC.
                             Statements of Cash Flow
                                   (Unaudited)

                                 Indirect Method
                                                                                                Three-Months Ended
                                                                                                  March 31,
                                                                                        2002                   2001
                                                                                        ----                   ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                                     $ (494)                $ 2,303
     (Increase) Decrease in loans - shareholders                                            2,400                  (3,946)
                                                                                          -------                 -------
Net Cash Used in Operating Activities                                                       1,906                  (1,643)
                                                                                          -------                 -------
Net Increase in Cash & Cash Equivalents                                                     1,906                  (1,643)

Beginning Cash & Cash Equivalents                                                             702                   8,780
                                                                                          -------                 -------
Ending Cash & Cash Equivalents                                                            $ 2,608                 $ 7,137
                                                                                          =======                 =======
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                   $ -                   $ 891
                                                                                          =======                 =======
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                          =======                 =======

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 March 31, 2002
                                  (Unaudited)

 COMMON STOCKS                     Retained            Total
                                                                                    Earnings        Stockholders'
                                          # of Shares          Amount              (Deficit)           Equity
                                          -----------          ------              ---------           ------

Balance - December 31, 2000                  38,010,000        $1,555,777            $(1,546,201)        $ 9,576

Cancellation of Stock                          (990,279)             (991)                     -            (991)

Net Profit for Year                                   -                 -                (27,475)        (27,475)
                                             ----------        ----------            -----------       ---------
Balance - December 31, 2001                  37,019,721         1,554,786             (1,573,676)        (18,890)
                                             ----------        ----------            -----------       ---------
Loss for Period                                       -                 -                   (494)           (494)
                                             ----------        ----------            -----------       ---------
Balance - March 31, 2002                     37,019,721        $1,554,786            $(1,574,170)      $ (19,384)
                                             ==========        ==========            ===========       =========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                 March 31, 2002




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2002 and the results of operations for the three-months ended March 31, 2002 and 2001, and cash flows for the three-months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

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

Results of Operations for the Quarter Ended March 31, 2002 Compared to Same Period in 2003.

The company had revenues in the quarter of $6,277 in 2002 compared to $6,816 in 2001. The cost of goods sold in the quarter was $75 and $271 in 2002 and 2001 respectively. The company incurred operating expenses of $3,185 in the quarter in 2002 and $1,494 in the quarter in 2001. The increase in operating expenses was due to higher production revenues . The administration expenses in the quarter were $3,511 in 2002 compared to $1,887 in 2001. The company had net loss from operations of $(494) in the quarter in 2002 compared to a net profit of ($2,303) in the quarter in 2001. The profit/loss per share was nominal in each quarter.

The profit (loss) per share was nominal in the quarter in 2002 and 2001. The trend of net profits cannot be expected to continue in the future as operations expenses and revenues may be volatile.

Changes in Financial Condition

     During the quarter the Company experienced an increase in cash position due to the operating revenues of the Company. The Company's total debt increased by $2,400 from year end. The Company's total liabilities are approximately $37,400. It is Management's belief that the Company will have revenue sufficient to cover operating expenses and administrative expenses during the remainder of the fiscal year.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has minimal business, limited capital, debt in excess of $37,000, $32,657 of which is current, $2,608 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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


Robert A. Doak, Jr.                                          July 8, 2004
- --------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer