Form 10QSB
period 2002-06-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-08-06
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at June 30, 2002, was 37,019,271 shares.

PART  I
                           MOUNTAINS WEST EXPLORATION, INC.

                          FINANCIAL STATEMENTS FOR THE
                         SIX-MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for June 30, 2002 and the related statements of operations for the three and six-months ended June 30, 2002 and 2001, and cash flows for the six-months ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 23, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
February 27, 2004


                       MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets



                                                                                  June 30,              December 31,
                                                                                    2002                    2001
                                                                               ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                           $ 2,069                  $ 702
                                                                               ---------------         ---------------

         Total Current Assets                                                          2,069                    702
                                                                               ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                                14,470                  14,470
      Leases & Well Equipment                                                          1,236                   1,236
                                                                               ---------------         ---------------
                                                                                      15,706                  15,706
      Less:  Accumulated Depreciation                                                (13,978)                (13,978)
                                                                               ---------------         ---------------

         Total Fixed Assets                                                            1,728                   1,728
                                                                               ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                             1,540                   1,540
      Mineral Interest                                                                14,216                  12,140
                                                                               ---------------         ---------------

         Total Other Assets                                                           15,756                  13,680
                                                                               ---------------         ---------------

TOTAL ASSETS                                                                        $ 19,553                $ 16,110
                                                                               ===============         ===============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                                 2,400                      -
       Current Portion - Long-Term Debt                                                 2,343                  2,343
                                                                               ---------------         ---------------

          Total Current Liabilities                                                     4,743                  2,343
                                                                               ---------------         ---------------

    Long-Term Debt:
        Long-Term Debt                                                                 32,657                 32,657
                                                                               ---------------         ---------------

           Total Long-Term Debt                                                        32,657                 32,657
                                                                               ---------------         ---------------

   Stockholders' Equity
     Common stock
        Common stock, no par value, 50,000,000 shares                               1,554,786              1,554,786
          authorized, 37,019,721 shares issued and outstanding
        Retained Earnings (Deficit)                                                (1,572,633)            (1,573,676)
                                                                               ---------------         ---------------

Total Shareholders' Equity (Deficit)                                                  (17,847)               (18,890)
                                                                               ---------------         ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                             $ 19,553               $ 16,110
                                                                               ===============         ===============

See Accountants Review Report




                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                  Three-Months Ended                            Six-Months Ended
                                                                       June 30,                                      June 30,
                                                                 2002                   2001                   2002             2001
                                                                 ----                   ----                   ----             ----

Revenue:
    Oil & Gas Income                                            $ 6,295                $ 7,990              $ 12,572       $ 14,806
    Cost of Goods Sold                                                -                      -                   (75)          (271)
                                                             ----------             ----------            ----------     -----------
Total Income                                                      6,295                  7,990                12,497         14,535
                                                             ----------             ----------            ----------     -----------
Costs and Expenses:
     Operating Expenses                                           2,780                  2,780                 5,965          4,274
     Depreciation                                                     -                      5                     -             10
     Administrative Expenses                                      1,978                  1,978                 5,489          3,855
                                                             ----------             ----------            ----------     -----------
Total Operating Expenses                                          4,758                  4,763                11,454          8,139
                                                             ----------             ----------            ----------     -----------
Other Income
      Interest Income                                                 -                      -                     -             25
      Gain on Sale of Assets                                          -                      -                     -               -
      Loss on Sale of Assets                                          -                      -                     -               -
      Interest Expense                                                -                   (884)                    -         (1,775)
                                                             ----------             ----------            ----------     -----------
Total Other Income                                                    -                   (884)                    -         (1,750)
                                                             ----------             ----------            ----------     -----------
Net Profit (Loss)                                               $ 1,537                $ 2,343               $ 1,043        $ 4,646
                                                             ==========             ==========            ==========     ===========
Per Share Information:

     Weighted average number
     of common shares outstanding                            37,019,721             38,010,000            37,019,721     38,010,000
                                                             ----------             ----------            ----------     -----------
Net Loss per common share                                      *                      *                      *                     *
                                                             ==========             ==========            ==========     ===========
* Less than $.01
See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 June 30, 2002
                                  (Unaudited)




                                                   COMMON STOCKS                    Retained            Total
                                                                                    Earnings          Stockholders'
                                          # of Shares          Amount              (Deficit)           Equity
                                          -----------          ------              ---------           ------

Balance - December 31, 2000                  38,010,000        $1,555,777            $(1,546,201)        $ 9,576

Cancellation of Stock                          (990,279)             (991)                     -            (991)

Net Profit for Year                                   -                 -                (27,475)        (27,475)
                                             ----------        ----------            -----------       ---------
Balance - December 31, 2001                  37,019,721         1,554,786             (1,573,676)        (18,890)

Loss for Period                                       -                 -                  1,043           1,043
                                             ----------        ----------            -----------       ---------
Balance - June 30, 2002                      37,019,721        $1,554,786            $(1,572,633)      $ (17,847)
                                             ==========        ==========            ===========       =========



See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method

                  Six-Months Ended
                                                                                                    June 30,
                                                                                           2002                   2001
                                                                                           ----                   ----

Cash Flows from Operating Activities:

     Net Profit                                                                           $ 1,043                 $ 4,646
     (Increase) loans -shareholders                                                             -                  (2,550)
                                                                                          -------                 -------
Net Cash Used in Operating Activities                                                       1,043                   2,096
                                                                                          -------                 -------
Cash Flows from Investing Activities:
     Sale of Fixed Assets                                                                       -                       9
     Purchase of Mineral Interest                                                          (1,582)                 (8,495)
                                                                                          -------                 -------
Net Cash Provided by Financing Activities                                                  (1,582)                 (8,486)
                                                                                          -------                 -------
Net Increase in Cash & Cash Equivalents                                                      (539)                 (6,390)
                                                                                          -------                 -------
Beginning Cash & Cash Equivalents                                                           2,608                   8,780
                                                                                          -------                 -------
Ending Cash & Cash Equivalents                                                            $ 2,069                 $ 2,390
                                                                                          =======                 =======
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                   $ -                 $ 1,888
                                                                                          =======                 =======
     Cash paid for Income Taxes                                                               $ -                     $ -

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                  June 30, 2002




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six-months ended June 30, 2002 and 2001, and cash flows for the six-months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended June 30, 2002 Compared to the Same Period in 2001.

During the quarter ended June 30, 2002, oil and gas sales were $6,295 compared to $7,990 for the same period in the prior year. The Company had no other operating income during the quarter.

The company had operating expenses of $2,780 in the quarter in 2002 and 2001 respectively. The company incurred administrative expenses of $1,978 in 2002 and 2001 respectively in the quarter. Total operating expenses were $4,758 in the quarter in 2002 compared to $4,763 in the quarter in 2001. The net profit was $1,537 in the quarter in 2002 compared to a $2,343 in the quarter in 2001. The profit per share was nominal in the quarter in 2002 and 2001.

Results of Operations for the Six Months Ended June 30, 2002 Compared to Same Period in 2001.

The company had revenues of $12,572 in the period in 2002 compared to $14,806 in the period in 2001. The cost of goods sold was $75 and $271 in the six month period in 2002 and 2001 respectively.

The company experienced $5,965 in operating expense in the six month period in 2002 compared to $4,274 in such expense in the same period in 2001. There was administrative expense incurred in the period of $5,489 in 2002 and $3,855 in 2001. The total operating expenses in the period were $11,454 in 2002 and $8,139 in 2001. The net profit for the period was $1,043 in 2002 compared to profit of $4,646 in the period in 2001. The profit/loss per share was nominal in the period in 2002 and 2001.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position due to increased revenue of the Company. The Company's current debt is $4,743. The Company's total liabilities are approximately $37,400.

Liquidity and Capital Resources

During the year to date, the company had increased revenue, but a marginally increased cash position, which was insufficient for any significant operations at quarter end. The company had cash of $2,069 and illiquid assets of $15,000 approximately.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $63,000, $37,400 of which is current, $2,390 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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


Robert A. Doak, Jr.                                          July __, 2004
- --------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer