Form 10QSB
period 2002-09-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-08-06
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at September 30, 2002, was 37,019,721 shares.

PART  I
                        MOUNTAINS WEST EXPLORATION, INC.

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for September 30, 2002 and the related statements of operations for the three and nine-months ended September 30, 2002 and 2001, and cash flows for the nine-months ended September 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 23, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
February 27, 2004


                       MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets


                                                                               September 30,       December 31,
                                                                                   2002                    2001
                                                                              ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                             $ 386                   $ 702
                                                                              ---------------         ---------------

         Total Current Assets                                                            386                     702
                                                                              ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                                14,470                  14,470
      Leases & Well Equipment                                                          1,236                   1,236
                                                                              ---------------         ---------------
                                                                                      15,706                  15,706
      Less: Accumulated Depreciation                                                 (13,978)                (13,978)
                                                                              ---------------         ---------------

         Total Fixed Assets                                                            1,728                   1,728
                                                                              ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                             1,540                   1,540
      Mineral Interest                                                                14,216                  12,140
                                                                              ---------------         ---------------

         Total Other Assets                                                           15,756                  13,680
                                                                              ---------------         ---------------

TOTAL ASSETS                                                                        $ 17,870                $ 16,110
                                                                              ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                                 1,066                       -
      Current Portion - Long-Term Debt                                                 2,343                   2,343
                                                                              ---------------         ---------------

         Total Current Liabilities                                                     3,409                   2,343
                                                                              ---------------         ---------------

   Long-Term Debt:
      Long-Term Debt                                                                  32,657                  32,657
                                                                              ---------------         ---------------

         Total Long-Term Debt                                                         32,657                  32,657
                                                                              ---------------         ---------------

   Stockholders' Equity:
     Common stock, no par value, 50,000,000 shares                                 1,554,786               1,554,786
        authorized, 37,019,721 shares issued and outstanding
     Retained Earnings (Deficit)                                                  (1,572,982)             (1,573,676)
                                                                              ---------------         ---------------

        Total Stockholders' Equity (Deficit0                                         (18,196)                (18,890)
                                                                              ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 17,870                $ 16,110
                                                                              ===============         ===============

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)



                                                        Three-Months Ended                        Nine-Months Ended
                                                             September 30,                            September 30,
                                                       2002                2001                 2002               2001
                                                       ----                ----                 ----               ----

Revenue:
    Oil & Gas Income                                     $ 6,395              $ 7,139           $ 18,967            $ 21,945
    Cost of Goods Sold                                         -                    -                (75)               (271)
                                                      ----------           ----------         ----------          ----------
Total Income                                               6,395                7,139             18,892              21,674
                                                      ----------           ----------         ----------          ----------
Costs and Expenses:
     Operating Expense                                     3,245                2,348              9,210               6,622
     Depreciation Expense                                      -                    4                  -                  14
     Administrative Expense                                3,499                  780              8,988               4,635
                                                      ----------           ----------         ----------          ----------
Total Operating Expenses                                   6,744                3,132             18,198              11,271
                                                      ----------           ----------         ----------          ----------
Other Income/Expenses:
     Interest Income                                           -                    -                  -                  25
     Gain on Sale of Assets                                    -                    -                  -                   -
     Loss on Sale of Assets                                    -                    -                  -                   -
     Interest Expense                                          -                 (713)                 -              (2,488)
                                                      ----------           ----------         ----------          ----------
Total Other Income/Expenses                                    -                 (713)                 -              (2,463)
                                                      ----------           ----------         ----------          ----------
Net Profit (Loss)                                         $ (349)             $ 3,294              $ 694             $ 7,940
                                                      ==========           ==========         ==========          ==========
Per Share Information:

     Weighted average number
     of common shares outstanding                     37,019,721           38,010,000         37,019,721          38,010,000
                                                      ----------           ----------         ----------          ----------
Net Loss per common share                                *                   *                    *                  *
                                                      ==========           ===========        ==========          ==========
* Less than $.01

See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                               September 30, 2002
                                  (Unaudited)




                                                 COMMON STOCKS                      Retained            Total
                                                                                    Earnings          Stockholders'
                                           # of Shares          Amount              (Deficit)           Equity
                                           -----------          ------              ---------           ------

Balance - December 31, 2000                  38,010,000        $1,555,777            $(1,546,201)        $ 9,576

Cancellation of Stock                          (990,279)             (991)                     -            (991)

Net Profit for Year                                   -                 -                (27,475)        (27,475)
                                             ----------        ----------            -----------       ---------
Balance - December 31, 2001                  37,019,721         1,554,786             (1,573,676)        (18,890)
                                             ----------        ----------            -----------       ---------
Profit for Period                                     -                 -                    694             694
                                             ----------        ----------            -----------       ---------
Balance - September 30, 2002                 37,019,721        $1,554,786            $(1,572,982)      $ (18,196)
                                             ==========        ==========            ===========       =========

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)
                                Indirect Method


                                                                                             Nine-Months Ended
                                                                                                  September 30,
                                                                                           2002                   2001
                                                                                           ----                   ----

Cash Flows from Operating Activities:

     Net Profit                                                                             $ 694                 $ 7,940
     (Increase) loans-shareholders                                                              -                  (2,250)
                                                                                           -------                -------
Net Cash Used in Operating Activities                                                         694                   5,690
                                                                                           -------                -------
Cash Flows from Investing Activities:
   Sale of Fixed Assets                                                                         -                      13
   Purchase of Mineral Rights                                                              (2,377)                (14,099)
                                                                                           -------                -------
Net Cash Used for Investing Activities                                                     (2,377)                (14,086)
                                                                                           -------                -------
Net Increase in Cash & Cash Equivalents                                                    (1,683)                 (8,396)

Beginning Cash & Cash Equivalents                                                           2,069                   8,780
                                                                                           -------                -------
Ending Cash & Cash Equivalents                                                              $ 386                   $ 384
                                                                                           =======                =======
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                   $ -                 $ 3,714
                                                                                           =======                =======
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                           =======                =======

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                               September 30, 2002




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and six-months ended September 30, 2002 and 2001, and cash flows for the six-months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

The Company owns over small ownership interests in coal bed methane wells in Las Animas county, Colorado.

Results of Operations for the Quarter Ended September 30, 2002 Compared to the Same Period in 2001.

During the quarter ended September 30, 2002, oil and gas sales were $6,395 compared to $7,139 for the same period in the prior year. The Company had no other operating income during the quarter.

The company had operating expenses of $3,245 and $2,348 in the quarter in 2002 and 2001 respectively. The company incurred administrative expenses of $3,499 and $780 in 2002 and 2001 respectively in the quarter. Total operating expenses were $6,744 in the quarter in 2002 compared to $3,132 in the quarter in 2001. The net loss was ($349) in the quarter in 2002 compared to a $3,294 net profit in the quarter in 2001. The profit/loss per share was nominal in the quarter in 2002 and 2001.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to Same Period in 2001.

The company had revenues of $18,967 in the period in 2002 compared to $17,616 in the period in 2001. The increase was due to increased production and higher gas prices from production sales. The cost of goods sold was $75 and $271 in the nine month period in 2002 and 2001 respectively.

The company experienced $9,210 in operating expense in the nine month period in 2002 compared to $6,622 in such expense in the same period in 2001. There was administrative expense incurred in the period of $9.210 in 2002 and $6,622 in 2001. The total operating expenses in the period were $18,198 in 2002 and $11,271 in 2001. The net profit for the period was $694 in 2002 compared to $7,940 in 2001. The profit per share was nominal in the period in 2002 and 2001.

Changes in Financial Condition

Year to date the Company experienced a decrease in cash position to $386 at quarter end. The Company's total liabilities are approximately $36,000 of which $32,657 is long term. The company expects the trend of losses to continue at about the same rate as year to date. Liquidity and Capital Resources

Year to date, the company had increased revenue, and a marginally decreased cash position, which is insufficient for any significant operations. The company had cash of $386 and illiquid assets of $17,870 approximately at quarter end.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $36,000, $3,409 of which is current, nominal cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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


Robert A. Doak, Jr.                                          August 5, 2004
- --------------------------------------------------------
Robert A. Doak, Jr.   President, Chief Executive Officer
                             and Chief Financial Officer