Form 10QSB/A
period 2001-06-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-08-10
CIK 319040

FORM 10-QSB/A

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]


The number of shares outstanding of the issuer's common stock, par value $.001 per share, at June 30, 2001, was 37,019,271 shares.

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


Michael Johnson & Co, LLC
June 25, 2004
/s/Michael Johnson & Co. LLC



                        MOUNTAINS WEST EXPLORATION, INC.
                                  Balance Sheet
                                  (Unaudited)


                                                                                  June 30,              December 31,
                                                                                    2001                    2000
                                                                               ---------------         ---------------

ASSETS

   Current Assets:
      Cash                                                                           $ 2,390                 $ 8,780
      Loans - Shareholders                                                            19,910                  17,360
                                                                               ---------------         ---------------

         Total Current Assets                                                         22,300                  26,140
                                                                               ---------------         ---------------

   Fixed Assets:
      Office Equipment                                                                14,461                  14,470
      Leases & Well Equipment                                                          1,236                   1,236
                                                                               ---------------         ---------------
                                                                                      15,697                  15,706
      Less:  Accumulated Depreciation                                                (11,893)                (11,893)
                                                                               ---------------         ---------------

         Total Fixed Assets                                                            3,804                   3,813
                                                                               ---------------         ---------------

   Other Assets:
      Undeveloped Property                                                             1,540                   1,540
      Mineral Interest                                                                23,978                  15,483
                                                                               ---------------         ---------------

         Total Other Assets                                                           25,518                  17,023
                                                                               ---------------         ---------------

TOTAL ASSETS                                                                        $ 51,622                $ 46,976
                                                                               ===============         ===============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                                2,400                   2,400
       Current Portion - Long-Term Debt                                                2,343                   2,343
                                                                               ---------------         ---------------

          Total Current Liabilities                                                    4,743                   4,743
                                                                               ---------------         ---------------

    Long-Term Debt:
        Long-Term Debt                                                                32,657                  32,657
                                                                               ---------------         ---------------

           Total Long-Term Debt                                                       32,657                  32,657
                                                                               ---------------         ---------------


   Stockholders' Equity
     Common stock
        Common stock, no par value, 50,000,000 shares                              1,555,777               1,555,777
          authorized, 37,019,271 shares issued and outstanding
        Retained Earnings (Deficit)                                               (1,541,555)             (1,546,201)
                                                                               ---------------         ---------------

Total Shareholders' Equity (Deficit)                                                  14,222                   9,576
                                                                               ---------------         ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $ 51,622                $ 46,976
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
Net Loss per common share                                      *                      *                      *             *
                                                             ==========             ==========            ==========     ===========
* Less than $.01


See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 June 30, 2001
                                  (Unaudited)


                                                  COMMON STOCKS                     Retained            Total
                                                                                    Earnings          Stockholders'
                                          # of Shares          Amount              (Deficit)           Equity
                                          -----------          ------              ---------           ------


Balance - December 31, 2000                  38,010,000        $1,555,777            $(1,546,201)      $ 9,576

Net Profit for the Period                             -                 -                  4,646         4,646
                                             ----------        ----------            -----------       ---------
Balance - June 30, 2001                      38,010,000        $1,555,777            $(1,541,555)      $14,222
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

The company had operating expenses of $2,780 and $3,023 in the quarter in 2001 and 2000 respectively. The company incurred administrative expenses of $1,978 and $3,018 in 2001 and 2000 respectively in the quarter. Total operating expenses were $4,763 in the quarter in 2001 compared to $6,056 in the quarter in 2000. The net profit (loss) was $2,323 in the quarter in 2001 compared to a ($322,236) net loss in the quarter in 2000 due to a non-recurring loss on sale of assets of approximately $318,000. The profit/loss per share was nominal in the quarter in 2001 and 2000.

Results of Operations for the Six Months Ended June 30, 2001 Compared to Same Period in 2000.

The company had revenues of $14,806 in the period in 2001 compared to $13,407 in the period in 2000. The cost of goods sold was $271 and $75 in the six month period in 2001 and 2000 respectively.

The company experienced $4,274 in operating expense in the six month period in 2001 compared to $6,860 in such expense in the same period in 2000. There was administrative expense incurred in the period of $3,855 in 2001 and $5,233 in 2000. The total operating expenses in the period were $8,139 in 2001 and $12,123 in 2000. The net profit for the period was $4,646 in 2001 compared to a loss of ($291,510) in 2000. An extraordinary loss of ($318,569) on sale of assets was recorded in 2000. The profit/loss per share was nominal in the period in 2001 and 2000.

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