Form 10QSB
period 2004-06-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-08-10
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at June 30, 2004, was 37,019,271 shares.

                        MOUNTAINS WEST EXPLORATION, INC.

                          FINANCIAL STATEMENTS FOR THE
                         SIX-MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for June 30, 2004 and the related statements of operations for the three and six-months ended June 30, 2004 and 2003, and cash flows for the six-months ended June 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 23, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
August 4, 2004
/s/Michael Johnson & Co, LLC


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets

                                  (Unaudited)


                                                                              June 30,             December 31,
                                                                                2004                   2003
                                                                            --------------         --------------

ASSETS

   Current Assets:
      Cash                                                                       $ 10,571               $ 11,711
                                                                            --------------         --------------

         Total Current Assets                                                      10,571                 11,711
                                                                            --------------         --------------

   Fixed Assets:
      Office Equipment                                                             15,819                 15,819
      Leases & Well Equipment                                                       1,236                  1,236
                                                                            --------------         --------------
                                                                                   17,055                 17,055
      Less:  Accumulated Depreciation                                             (14,469)               (14,253)
                                                                            --------------         --------------

         Total Fixed Assets                                                         2,586                  2,802
                                                                            --------------         --------------

   Other Assets:
      Undeveloped Property                                                          1,540                  1,540
      Well Leases                                                                  17,767
      Mineral Interest                                                             12,740                 12,740
                                                                            --------------         --------------

         Total Other Assets                                                        32,047                 14,280
                                                                            --------------         --------------

TOTAL ASSETS                                                                     $ 45,204               $ 28,793
                                                                            ==============         ==============

LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts Payable                                                             2,500                      -
       Notes Payable - Wells Fargo                                                 29,887                      -
       Current Portion - Long-Term Debt                                             4,686                 18,744
                                                                            --------------         --------------

          Total Current Liabilities                                                37,073                 18,744
                                                                            --------------         --------------

    Long-Term Debt:
        Long-Term Debt                                                             28,558                 49,516
                                                                            --------------         --------------

           Total Long-Term Debt                                                    28,558                 49,516
                                                                            --------------         --------------

   Stockholders' Equity
     Common stock
        Common stock, no par value, 50,000,000 shares                           1,554,786              1,554,786
          authorized, 37,019,271 shares issued and outstanding
        Retained Earnings (Deficit)                                            (1,575,213)            (1,594,253)
                                                                            --------------         --------------

Total Shareholders' Equity (Deficit)                                              (20,427)               (39,467)
                                                                            --------------         --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $ 45,204               $ 28,793
                                                                            ==============         ==============

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                  (Unaudited)


                                                                    Three-Months Ended                       Six-Months Ended
                                                                       June 30,                                   June 30,
                                                             2004                   2003                   2004            2003
                                                             ----                   ----                   ----            ----

Revenue:
    Oil & Gas Income                                           $ 32,712                $ 8,093              $ 62,699       $ 24,749
    Cost of Goods Sold                                                -                        -            (1,000)            (271)
                                                             ----------             ----------            ----------     -----------
Total Income                                                     32,712                  8,093                61,699         24,478
                                                             ----------             ----------            ----------     -----------
Costs and Expenses:
     Operating Expenses                                          11,548                 47,960                24,183         55,357
     Administrative Expenses                                      4,645                  3,686                17,093          5,568
                                                             ----------             ----------            ----------     -----------
Total Operating Expenses                                         16,193                 51,646                41,276         60,925
                                                             ----------             ----------            ----------     -----------
Other Income
      Interest Expense                                           (1,383)                     -                (1,383)             -
      Interest Income                                                 -                     12                     -             12
                                                             ----------             ----------            ----------     -----------
Total Other Income                                               (1,383)                    12                (1,383)            12
                                                             ----------             ----------            ----------     -----------
Net Profit (Loss)                                              $ 15,136              $ (43,541)             $ 19,040      $ (36,435)
                                                             ==========             ==========            ==========     ===========
Per Share Information:

     Weighted average number
     of common shares outstanding                            37,019,271             37,019,271            37,019,271     37,019,271
                                                             ----------             ----------            ----------      ----------
Net Loss per common share                                      *                      *                      *                    *
                                                             ==========             ==========            ==========      ==========
* Less than $.01

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 June 30, 2004
                                  (Unaudited)


                                                                                   Deficit
                                         COMMON STOCKS                          Accum. During          Total
                                                                                 Development             Stockholders'
                                          # of Shares          Amount               Stage             Equity
                                         --------------    ---------------     -----------------    ------------

Balance - December 31, 2000                 38,010,000         $1,555,777           $(1,546,201)      $ 9,576

Cancellation of Stock                         (990,279)              (991)                    -             (991)

Net Loss for the Year                                -                  -               (27,475)        (27,475)
                                         --------------    ---------------     -----------------    ------------

Balance - December 31, 2001                 37,019,721          1,554,786            (1,573,676)        (18,890)
                                         --------------    ---------------     -----------------    ------------

Net Loss for Year                                    -                  -                (4,094)         (4,094)
                                         --------------    ---------------     -----------------    ------------

Balance - December 31, 2002                 37,019,721          1,554,786            (1,577,770)        (22,984)
                                         --------------    ---------------     -----------------    ------------

Net Loss for Period                                  -                  -               (16,483)        (16,483)
                                         --------------    ---------------     -----------------    ------------

Balance - December 31, 2003                 37,019,721          1,554,786            (1,594,253)        (39,467)
                                         --------------    ---------------     -----------------    ------------

Net Profit for Period                                -                  -                19,040          19,040
                                         --------------    ---------------     -----------------    ------------

Balance - June 30, 2004                     37,019,721         $1,554,786           $(1,575,213)      $ (20,427)
                                         ==============    ===============     =================    ============


See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)





                                                                                             Six-Months Ended
                                                                                                 June 30,
                                                                                        2004                   2003
                                                                                        ----                   ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                                   $ 19,040               $ (36,435)
     Depreciation                                                                             216                       -
     Adjustments to reconcile net loss to net chas used
        by operating activities:
     Changes in operating assets and liabilities
        Increase in Accounts Payable                                                        2,500                       -
       (Increase) in other assets                                                         (17,767)                      -
                                                                                         --------               ---------
Net Cash Used in Operating Activities                                                       3,989                 (36,435)
                                                                                         --------               ---------
Cash Flows from Financing Activities:
    Payments on Notes Payable                                                              (5,129)                 37,866
                                                                                         --------               ---------
Net Cash Provided by Financing Activities                                                  (5,129)                 37,866
                                                                                         --------               ---------
Net Increase in Cash & Cash Equivalents                                                    (1,140)                  1,431
                                                                                         --------               ---------
Beginning Cash & Cash Equivalents                                                          11,711                   1,613
                                                                                         --------               ---------
Ending Cash & Cash Equivalents                                                           $ 10,571                 $ 3,044
                                                                                         ========               =========
SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION
     Cash paid for interest                                                               $ 1,383                 $ 1,888
                                                                                         ========               =========
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                         ========               =========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                  June 30, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six-months ended June 30, 2004 and 2003, and cash flows for the six-months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

The Company owns small ownership interests in producing coal bed methane wells in Las Animas county, Colorado and has leases on approximately 4,000 gross acres for coal bed methane exploration in Northern New Mexico which is not explored or developed. The Company is currently considering options for exploring the prospects.

Results of Operations for the Quarter Ended June 30, 2004 Compared to the Same Period in 2003.

During the quarter ended June 30, 2004, oil and gas sales were $32,712 compared to $8,093 for the same period in the prior year.

The company had operating expenses of $11,548 and $47,960 in the quarter in 2004 and 2003 respectively. The company incurred administrative expenses of $4,645 and $3,686 in 2004 and 2003 respectively in the quarter. Total operating expenses were $16,193 in the quarter in 2004 compared to $51,646 in the quarter in 2003. The net profit was $15,136 in the quarter in 2004 compared to a ($43,541) net loss in the quarter in 2003. The profit/(loss) per share was nominal in the quarter in 2004 and 2003.

Results of Operations for the Six Months Ended June 30, 2004 Compared to Same Period in 2003.

The company had revenues of $62,699 in the period in 2004 compared to $24,749 in the period in 2003. The dramatic increase was due to increased production and higher gas prices from production sales. The cost of goods sold was $1,000 and $271 in the six month period in 2004 and 2003 respectively.

The company experienced $24,183 in operating expense in the six month period in 2004 compared to $55,357 in such expense in the same period in 2003. There was administrative expense incurred in the period of $17,093 in 2004 and $5,568 in 2003. The total operating expenses in the period were $41,276 in 2004 and $60,925 in 2003. The net profit/(loss) for the period was $19,040 in 2004 compared to ($36,435) in 2003. The profit/(loss) per share was nominal in the period in 2004 and 2003.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position due to increased revenue of the Company. The Company's current debt increased to $37,073 during the year to date as a result of expense accruals. The Company's total liabilities are approximately $65,700.

Liquidity and Capital Resources

During the year to date, the company had increased revenue, but a marginally increased cash position, which was insufficient for any significant operations expansion at quarter end. The company had cash of $10,571 and illiquid assets of $17,055 approximately.

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