Form 10KSB
period 2001-12-31
MOUNTAINS WEST EXPLORATION INC
filed 2004-09-24
CIK 319040

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2001


                         Commission File Number: 0-9500
                                                 ------

                        MOUNTAINS WEST EXPLORATION, INC.
                (Exact of small business issuer in its charter)

New Mexico                                                  0 85-0280415
----------                                                  ------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                            identification no.)

P.O. Box 754, Trinidad, Colorado                                  81802
--------------------------------                                  -----
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $24,648

State the aggregate market value of the voting stock held by non- affiliates computed at December 31, 2001. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $108,177 based on an bid price value of $.005 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 par value common stock, its only class of equity securities, as of December 31, 2001 was: 37,019,271.

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         3
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             5


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                            8
     Item 8. Changes in and Disagreements With Accountants on Accounting 8 and Financial Disclosure
     Item 8a.  Controls and Procedures                                         8


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               9
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 14
     Item 12.  Certain Relationships and Related Transactions                 15
     Item 13.  Exhibits and Reports on Form 8-K                               15
     Item 14.  Principal Accountant Fees and Services                         15

SIGNATURES                                                                    16

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

The Company has approximately 30 net acres of producing mineral rights and 242 net acres of non producing leases in South Central Colorado.

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

Oil and Gas Properties.

Capitalized costs related to the Company's oil and gas activities as of December 31, 2001 were as follows:

Oil and Gas Properties
Mineral Interests

Undeveloped Properties

At December 31, 2001 the Company held approximately the following gross and net undeveloped oil and gas acreage:

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

                                    PART 11

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded over-the-counter, under the symbol MWEX.PK The Company's common stock is listed by the National Daily Quotation Bureau, Inc. in its Pink Sheets. The high and low bid prices during each quarter of 2000 and 2001 are as follows

                              2000                                  2001
                              ----                                  ----
                            Bid Prices                            Bid Prices
                            ----------                            ----------

                        High         Low                        High         Low
                        ----         ---                        ----         ---
1st Quarter            .07        .0625        1st Quarter      .03        .02
2nd Quarter           .0625       .03125       2nd Quarter      .025       .025
3rd Quarter           .0625       .03125       3rd Quarter      .075       .025
4th Quarter           .0625          .03       4th Quarter       .10       .055

There were approximately 2,000 holders of the Company's common stock on December 31, 2001.

The Company has never paid dividends on its common stock.

Item 6. Management's Discussion and Analysis

Results of Operations

The company had revenues from gas production of $24,808 in 2001 . The company incurred operating expenses of $51,027 in 2001. The substantial expenses in 2001 due to higher consulting fees and lack of lease costs in 2001. The largest five components of expense were as follows.

                        2001
                        ----

Consulting              4,171
Legal and Accounting    7,771
Mineral rights          -
Rent                    2,903
Transfer Agent          2,000

The net loss was ($4,094) for 2001. The net loss per share was nominal in 2001.

Liquidity and Capital Resources

During the year, the company had decreased revenue, but a marginally increased cash position, which was insufficient for any significant operations. The company had cash of $1,613 and illiquid assets of $15,500 approximately.

The company's only capital resources are its assets which may be illiquid and its common stock which might be sold to raise capital.

Changes in Financial Condition

Year to date  the  Company  experienced  an  increase  in cash  position  due to
increased   revenue  of  the  Company.   The  Company's  total  liabilities  are
approximately $35,000.


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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $35,000, all of which is current, $702 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

               No audit report by REDW,  LLC, for any period up to
               December 31, 2003 was ever issued and so never  contained an
               opinion  which  included a paragraph discussing   uncertainties
               related  to   continuation of  the Registrant  as a going
               concern. No report of REDW, LLC contained an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

Name                             Age               Positions held with Company

Robert A. Doak, Jr.              75                Director, President and
                                                   Treasurer
David G. Shier                   62                Vice President, Secretary and
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

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2001.


                                                      Securities
                                                      or Property,  Aggregate of
Name of                                               Insurance     contingent
individual                            Salaries, fees  benefits or   forms of
or number of                          directors' fees reimbursement remuneration
persons in     Capacities             commissions,    personal      and proposed
group          in which served  Year  and bonuses     benefits      remuneration
------         ---------------  ----  -----------     --------      ------------

Directors
2                                      -0-               -0-                -0-

Executive Officers
1                                 $12,000(2)             -0-                -0-

All Officers and
Directors as a group
2                                                        -0-                -0-

(1) Directors are to be paid $300 per meeting attended by such director. Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees.

(2) Effective June 1, 2001, the President's salary was established at $1,000 per month, to the extent of funds being available for such payment. Any payment of salary not made in any month is carried forward, without interest, to be paid from the first otherwise uncommitted and available funds.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2001, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

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

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

         (1) Financial Statements.

         Independent Auditors' report
         Balance Sheets at December 31, 2001 and 2002.
         Statements of Operations for the years ended December 31, 2001 and 2002. Statements of Stockholders' Equity for the years ended December 31, 2001 and 2002.

         Statements of Cash Flows for the years ended December 31, 2001 and 2002.
         Notes to Financial Statements at December 31, 2001 and 2002. Supplementary Information, Oil and Gas Producing Properties at December 31, 2002 and 2001.

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

     Audit Fees. MJC billed the Company in 2004 $11,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal years ended December 31, 2001, 2002 and 2003 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002. MJC billed the Company $7,500 for the 2001 and 2002 audit and $4,000 for the 2003 Audit.

         There were no audit related fees in 2000 or 2001. There were no tax fees or other fees in 2000 or 2001 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2000 and 2001.

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

Date: April 22, 2004

/s/Robert A. Doak, Jr.
-----------------------
Robert A. Doak, Jr., Director

Date: April 22, 2004

/s/David G. Shier
------------------
David G. Shier, Director

                         MOUNTAIN WEST EXPLORATION, INC.

                              FINANCIAL STATEMENTS
                      For the Years Ended December 31, 2001

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


We have audited the accompanying balance sheets of Mountain West Exploration, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain West Exploration, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
January 16, 2004
/s/Michael Johnson & Co., LLC



                        MOUNTAINS WEST EXPLORATION, INC.

                                 Balance Sheets
                                  December 31,



                                                                                               2001
ASSETS:
Current assets:
   Cash                                                                                             $ 702
                                                                                         -----------------

      Total current assets                                                                            702
                                                                                         -----------------

Fixed assets:

   Office Equipment                                                                                14,470
   Lease & Well Equipment                                                                           1,236
                                                                                         -----------------
                                                                                                   15,706
      Less: Accumulated Depreciation                                                              (13,978)
                                                                                         -----------------

         Total fixed assets                                                                         1,728
                                                                                         -----------------

Other Assets:
   Undeveloped Property                                                                             1,540
   Mineral Interest                                                                                12,140
                                                                                         -----------------

      Total other assets                                                                           13,680
                                                                                         -----------------

TOTAL ASSETS                                                                                     $ 16,110
                                                                                         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                                   $ -
   Notes Payable                                                                                   35,000
                                                                                         -----------------

      Total current liabilities                                                                    35,000
                                                                                         -----------------

Stockholders' equity:
Common Stock, no par value; 50,000,000 shares authorized;
   37,019,271 shares issued and outstanding in 2002,  38,010,000                                1,554,786
   shares issued and outstanding in 2001.
   Retained Earnings (Deficit)                                                                 (1,573,676)
                                                                                         -----------------

       Total stockholders' equity (deficit)                                                       (18,890)
                                                                                         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                                        $ 16,110
                                                                                         =================

Teh accompanying notes are an integral part of these financial statements.

                        MOUNTAINS WEST EXPLORATION, INC.

                            Statements of Operations




                                           Year Ended
                                              December 31,
                                          ----------------------
                                              2001
                                          --------------

Revenue
   Oil & Gas Income                            $ 26,648
                                          --------------

       Net Income                                26,648
                                          --------------

Expenses:
   Bank Charges                                      75
   Consulting                                    14,319
   Depreciation                                   2,085
   Dues & Subscriptions                           1,406
   Insurance                                        450
   Legal and Accounting                           3,652
   Maintenance                                       25
   Meals & Entertainment                              -
   Mineral Rights                                17,441
   Moving Expense                                     -
   Office Expenses                                  836
   Penalties                                          -
   Postage                                          355
   Rent                                           3,962
   Taxes                                            149
   Telephone                                      1,685
   Transfer Agent Expense                         3,000
   Travel                                         1,487
   Vehicle Expense                                  100
                                          --------------

Total Expenses                                   51,027
                                          --------------

Other Income and Expense
   Interest Expense                               3,137
   Interest Income                                  (41)
                                          --------------

Total Other Income & Expense                      3,096
                                          --------------

Net Profit (Loss)                             $ (27,475)
                                          ==============


Per Share Information:

   Weighted average number of
     common shares outstanding               37,019,271
                                          --------------

Net Loss per Common Share                       *
                                          =     =


* Less than $.01


The accompanying notes are an integral part of theses financial statements.









                                                                                                         Retained
                                                                Common Stock                            (Deficit)
                                                                # of Shares            Amount            Earnings             Totals
                                                                -----------            ------            --------             ------

Balance - December 31, 2000                                         38,010,000         $1,555,777         $(1,546,201)     $ 9,576

Cancelation of stocks                                                 (990,729)              (991)                  -          (991)
Net Loss for year                                                            -                  -             (27,475)      (27,475)
                                                              -----------------    ---------------   -----------------   -----------

Balance - December 31, 2001                                         37,019,271         $1,554,786         $(1,573,676)    $ (18,890)
                                                              =================    ===============   =================   ===========

The accompanying notes are an integra part of these financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flows

                               (Indirect Method)







                                                                       Year Ended
                                                                      December 31,
                                                                          2001
                                                                          ----

Cash Flows from Operating Activities:

Net Profit (Loss)                                                          $ (27,475)

   Depreciation                                                                2,085
   Increase in Accounts Payable                                                    -
                                                                    -----------------

Net Cash Flows Used by Operations                                            (25,390)
                                                                    -----------------

Cash Flows from Investing Activities:
   Write-off of Other Assets                                                  17,441
                                                                    -----------------

   Net cash used by investing activities                                      17,441
                                                                    -----------------


Net Increase (Decrease) in Cash                                               (7,949)
                                                                    -----------------

Cash at Beginning of Period                                                    8,651
                                                                    -----------------

Cash at End of Period                                                          $ 702
                                                                    =================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                                    $ 3,137
                                                                    =================
   Cash paid for income taxes                                                    $ -
                                                                    =================

The accompanying notes are an integral part of these financial statements.

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2001


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

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2001


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

                         MOUNTAIN WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2001


Note 2 - Federal Income Taxes (Cont):
                                                              December 31, 2001
Deferred tax assets
         Net operating loss carryforwards                      $  1,559,698
         Accumulated Depreciation                                    13,978
         Valuation allowance                                     (1,573,676)
                                                                 ------------
         Net deferred tax assets                                $         0
                                                                 ============

At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,573,676 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2011.

Note 3 - Notes Payable:

Following is the summary of Notes Payable at December 31, 2001:

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

Note 5 - Capital Stock Transactions:

The authorized capital stock of the Company was established at 50,000,000 with no par value. There have been no additional shares of common stock issued during the year of 2001. 990,729 shares of common stock were cancelled by Robert Doaks to clear notes pending.

Note 6 - Segment Information

Mountain West Exploration operates primarily in a single operating segment, acquiring interests in unproved oil, gas and mineral leases and engaging in other oil and gas activities