Form 10QSB
period 2004-09-30
MOUNTAINS WEST EXPLORATION INC
filed 2004-11-12
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at September 30, 2004, was 37,019,271 shares.

                        MOUNTAINS WEST EXPLORATION, INC.

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

We have reviewed the accompanying balance sheet for Mountains West Exploration, Inc. for September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003, and cash flows for the nine-months ended September 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). In our report dated February 23, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co, LLC
November 4, 2004
/s/Michael Johnson & Co., LLC


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets
                                  (Unaudited)




                                                                            September 30,            December 31,
                                                                                 2004                    2003
                                                                           -----------------         --------------

ASSETS

   Current Assets:
      Cash                                                                         $ 34,765               $ 11,711
                                                                           -----------------         --------------

         Total Current Assets                                                        34,765                 11,711
                                                                           -----------------         --------------

   Fixed Assets:
      Office Equipment                                                               15,819                 15,819
      Leases & Well Equipment                                                         1,236                  1,236
                                                                           -----------------         --------------
                                                                                     17,055                 17,055
      Less: Accumulated Depreciation                                                (14,577)               (14,253)
                                                                           -----------------         --------------

         Total Fixed Assets                                                           2,478                  2,802
                                                                           -----------------         --------------

   Other Assets:
      Undeveloped Property                                                            1,540                  1,540
      Well Leases                                                                     9,624                      -
      Mineral Interest                                                               12,740                 12,740
                                                                           -----------------         --------------

         Total Other Assets                                                          23,904                 14,280
                                                                           -----------------         --------------

TOTAL ASSETS                                                                       $ 61,147               $ 28,793
                                                                           =================         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                                2,500                      -
      Notes Payable - Wells Fargo                                                    27,669                      -
      Current Portion - Long-Term Debt                                                7,029                 18,744
                                                                           -----------------         --------------

         Total Current Liabilities                                                   37,198                 18,744
                                                                           -----------------         --------------

   Long-Term Debt:
      Long-Term Debt                                                                 25,142                 49,516
                                                                           -----------------         --------------

         Total Long-Term Debt                                                        25,142                 49,516
                                                                           -----------------         --------------

   Stockholders' Equity:
     Common stock, no par value, 50,000,000 shares                                1,554,786              1,554,786
        authorized, 37,019,271 shares issued and outstanding
     Retained Earnings (Deficit)                                                 (1,555,979)            (1,594,253)
                                                                           -----------------         --------------

        Total Stockholders' Equity (Deficit0                                         (1,193)               (39,467)
                                                                           -----------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 61,147               $ 28,793
                                                                           =================         ==============

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of operations
                                  (Unaudited)


                                                         Three-Months Ended                        Nine-Months Ended
                                                            September 30,                             September 30,
                                                        2004                 2003                2004               2003
                                                        ----                 ----                ----               ----

Revenue:
    Oil & Gas Income                                   $ 57,320             $ 38,926          $ 120,019            $ 63,675
    Cost of Goods Sold                                        -                    -             (1,000)               (271)
                                                     ----------           ----------         ----------          ---------
Total Income                                             57,320               38,926            119,019              63,404
                                                     ----------           ----------         ----------          ---------
Costs and Expenses:
     Operating Expense                                   29,381               21,742             52,456              77,099
     Administrative Expense                               7,550                5,627             24,643              11,195
                                                     ----------           ----------         ----------          ----------
Total Operating Expenses                                 36,931               27,369             77,099              88,294
                                                     ----------           ----------         ----------          ----------
Other Income and Expenses:
     Interest Expense                                    (1,156)                   -             (3,646)                  -
     Interest Income                                          -                    3                  -                  15
                                                     ----------           ----------         ----------          ----------
Total Other Expenses                                     (1,156)                   3             (3,646)                 15
                                                     ----------           ----------         ----------          ----------

Net Profit (Loss)                                      $ 19,233             $ 11,560           $ 38,274           $ (24,875)
                                                     ==========           ==========         ==========          ==========
Per Share Information:

     Weighted average number
     of common shares outstanding                    37,019,271           37,019,271         37,019,271          37,019,271
                                                     ----------           ---------          ---------           ----------
Net Loss per common share                               *                    *                   *                  *
                                                     ==========           ==========         ==========          ==========
* Less than $.01

See Accountants Review Report



                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                               September 30, 2004
                                  (Unaudited)


                                                                                    Deficit
                                                   COMMON STOCKS                   Accum. During       Total
                                                                                  Development       Stockholders'
                                           # of Shares         Amount                Stage            Equity
                                           -----------         ------                -----            ------

Balance - December 31, 2000                  38,010,000        $1,555,777           $(1,546,201)        $ 9,576

Cancellation of Stock                          (990,279)             (991)                    -            (991)

Net Loss for Year                                     -                 -               (27,475)        (27,475)
                                             ----------        ----------           -----------        --------
Balance - December 31, 2001                  37,019,721         1,554,786            (1,573,676)        (18,890)
                                             ----------        ----------           -----------        --------
Net Loss for Year                                     -                 -                (4,094)         (4,094)
                                             ----------        ----------           -----------        --------
Balance - December 31, 2002                  37,019,721         1,554,786            (1,577,770)        (22,984)
                                             ----------        ----------           -----------        --------
Net Loss for Year                                     -                 -               (16,483)        (16,483)
                                             ----------        ----------           -----------        --------
Balance - December 31, 2003                  37,019,721         1,554,786            (1,594,253)        (39,467)
                                             ----------        ----------           -----------        --------
Net Profit for Period                                 -                 -                38,274          38,274
                                             ----------        ----------           -----------        --------
Balance - September 30, 2004                 37,019,721        $1,554,786           $(1,555,979)       $ (1,193)
                                             ==========        ==========           ===========        ========

See Accountants Review Report


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method

                                                                                              Nine-Months Ended
                                                                                                September 30,
                                                                                        2004                   2003
                                                                                        ----                   ----

Cash Flows from Operating Activities:

     Net Profit (Loss)                                                                   $ 38,274               $ (24,875)
     Depreciation                                                                             324                       -
    Adjustments to reconcile net profit/loss to net cash
       used by operating activities:
    Increase in accounts payable                                                            2,500                       -
   (Increase) in other assets                                                              (9,624)                      -
                                                                                         --------               ---------
Net Cash Used in Operating Activities                                                      31,474                 (24,875)
                                                                                         --------               ---------
Cash Flows from Investing Activities:

   Purchase of Equipment                                                                        -                  (1,380)
                                                                                         --------               ---------
Net Cash Used for Investing Activities                                                          -                  (1,380)
                                                                                         --------               ---------
Cash Flows from Financing Activities:

     Payment on Notes Payable                                                             (36,089)                 (3,196)
     Proceeds from Notes Payable                                                           27,669                  37,866
                                                                                         --------               ---------
Net Cash Provided by Financing Activities                                                  (8,420)                 34,670
                                                                                         --------               ---------
Net Increase in Cash & Cash Equivalents                                                    23,054                   8,415

Beginning Cash & Cash Equivalents                                                          11,711                   1,613
                                                                                         --------               ---------
Ending Cash & Cash Equivalents                                                           $ 34,765                $ 10,028
                                                                                         ========               =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                               $ 3,646                 $ 3,714
                                                                                         ========               =========
     Cash paid for Income Taxes                                                               $ -                     $ -
                                                                                         ========               =========

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                               September 30, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine-months ended September 30, 2004 and 2003, and cash flows for the nine-months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

                  (e)      failure to make sales;

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

Results of Operations for the Quarter Ended September 30, 2004 Compared to the Same Period in 2003.

During the quarter ended September 30, 2004, oil and gas sales were $37,320 compared to $38,929 for the same period in the prior year. The Company had other operating income during the quarter in the form of approximately $20,000 in a lawsuit settlement over royalty underpayments by an operator.

The company had operating expenses of $29,381 and $21,742 in the quarter in 2004 and 2003 respectively. The company incurred administrative expenses of $7,550 and $5,627 in 2004 and 2003 respectively in the quarter. Total operating expenses were $36,931 in the quarter in 2004 compared to $27,369 in the quarter in 2003. The net profit was $19,233 in the quarter in 2004 compared to a ($11,560) loss in the quarter in 2003. The profit per share was nominal in the quarter in 2004 and there was a nominal loss in 2003.

The large expense increase is as a direct result of increased expenses of production. Even though the company had a profitable quarter, investors should view the results in light of longer term averages, which historically show losses.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to Same Period in 2003.

The company had revenues of $100,019 in the period in 2004 compared to $63,675 in the period in 2003. The dramatic increase was due to increased production and higher gas prices from production sales. The Company also had a $20,000 payment from a lawsuit settlement over royalty underpayments by an operator. The cost of goods sold was $1,000 and $271 in the nine month period in 2004 and 2003 respectively.

The company experienced $52,456 in operating expense in the nine month period in 2004 compared to $77,099 in such expense in the same period in 2003. There was administrative expense incurred in the period of $24,643 in 2004 and $11,195 in 2003. The total operating expenses in the period were $77,099 in 2004 and $88,294 in 2003. The net profit for the period was $38,274 in 2004 compared to a loss of ($24,875) in 2003. The profit is due primarily to expanded revenue generation from gas production. The profit per share was nominal in the period in 2004 and the loss per share was nominal in 2003.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position to $34,765 at quarter end due to increased revenue of the Company. The Company's total debt is $62,340 at the quarter end as a result of expense accruals. The Company's total liabilities are approximately $62,340. The company expects the trend of profits (year to date) not to continue at the same rate, in the future.

Liquidity and Capital Resources

Year to date, the company had increased revenue, and an increased cash position, which is insufficient for any significant operations. The company had cash of $38,765 and illiquid assets of $17,055 (less accumulated depreciation of $14,577) approximately at quarter end.

The company's only capital resources are its assets which may be illiquid and its common stock which might be sold to raise capital.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, to operate, and pay debt, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, that without funds it will ultimately allow company to carry out its business. The Company will need to raise additional funds to expand its business activities in the next twelve months.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $62,340, $37,198 of which is current, $34,765 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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


Denis Iler                                          November 11, 2004
- --------------------------------------------------------
Denis Iler          President, Chief Executive Officer