Form 10KSB
period 2004-12-31
MOUNTAINS WEST EXPLORATION INC
filed 2005-04-18
CIK 319040

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2004


                         Commission File Number: 0-9500
                                                 ------

                        MOUNTAINS WEST EXPLORATION, INC.
                (Exact of small business issuer in its charter)

New Mexico                                                  0 85-0280415
----------                                                  ------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                            identification no.)

7609 Ralston Road                                               80002
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: 303-422-8127

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2004. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $1,120,770 (based on a market value of $.04 per share on December 31, 2004)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: common stock, its only class of equity securities, as of December 31, 2004 was: 49,990,700.

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

The Company has approximately 4,740 gross acres of oil and gas leases rights in South Central Colorado, located in the southwestern part of the Raton Basin. Several Companies have now drilled and completed approximately 58 gas wells around these leases.

The Company does not presently have the resources to develop any properties, therefore, a decision will be made whether the properties will be held until such time that the Company has the necessary resources for the development or whether the properties will be leased or farmed out to others for development.

Access to all domestic properties in which the Company owns any interest is readily available from state and county highways and roads on a year round basis.

MOUNTAINS WEST EXPLORATION, INC. PARTICIPATES AS A MINORITY INTEREST HOLDER (NON OPERATOR) IN METHANE GAS WELLS LOCATED IN LAS ANIMAS COUNTY, COLORADO AS
FOLLOWS:

OPERATOR-EVERGREEN OPERATING COMPANY (PIONEER)

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

All of the above wells were drilled by others.

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

Personnel.


At year end, the Company has no employees, but hires consultants for services. The Company has retained the services of outside parties for legal, lease/revenue management, accounting, drafting, geological, and lease acquisition services to the extent that it has been able to afford such expenses.

Item 2. Description of Properties.

Offices.

The Company rented its offices at 134 West Main St., Ste 35, Trinidad, CO 81082, under a month-to-month lease at a monthly rental of $500 up to year end. The suite consists of approximately 700 sq. feet, Approximately one half of the space is sublet to another party for a monthly rent of $245. After year end the Company sought a new office sharing arrangement to cut costs.

Productive Wells and Acreage.

The following table reflects the approximate total gross and net productive oil and gas wells and approximate total gross and net developed acreage at December 31, 2004:

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

* Nicol Lease 640 acres - 4 drill units because of irregular shape 7 wells were drilled.

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

Undeveloped Properties

At December 31, 2004 the Company held approximately the following gross and net undeveloped oil and gas acreage:

Leases                 Gross Acres               Net Acres (1)

New Mexico               4,740                     3,792
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

Item 3. Legal Proceedings.

There are no legal proceedings now pending to which the company is a party.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded over-the-counter, symbol MWEX.PK The Company's common stock is listed by the National Daily Quotation Bureau, Inc. in its Pink Sheets. The high and low bid prices available during each quarter of 2003 and 2004 appear as follows, however, much of the "pink sheet" quotes are unreliable as to accuracy of individual trades and may not represent actual prices after mark up, mark down, or dealer discounts or commissions.

                              2003                                  2004
                              ----                                  ----
                            Bid Prices                            Bid Prices
                            ----------                            ----------

                        High         Low                        High         Low
                        ----         ---                        ----         ---
1st Quarter           .009          .001       1st Quarter      .012       .001
2nd Quarter           .009          .001       2nd Quarter       .01       .001
3rd Quarter           .009          .001       3rd Quarter      .005       .001
4th Quarter           .002          .001       4th Quarter       .06        .01

There were approximately 1,896 record holders of the Company's common stock on March 31, 2005.

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

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as the Company's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in the Company shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The company had revenues from gas production of $163,801 in 2004 and $86,854 in 2003. The company incurred operating expenses of $1158,123 in 2004 and $99,465 in 2003. The substantial increase in expenses in 2004 was due to higher consulting fees over 2003. The largest components of expense were as follows.


                          2004            2003
                          ----            ----
Depreciation               432            2,237
Moving Expense               -           15,732
Consulting              86,377           64,834
Legal and Accounting    55,760            7,771
Mineral rights               -                -
Rent                     6,000            1,600
Transfer Agent           2,750            4,000
Travel                   2,949            3,797

The net profit was $1,433 for 2004 compared to a loss of ($16,483) for 2003 even though revenues increased, expenses also increased. The net loss per share was nominal in each year.

The Company believes that the trend toward profiability is only temporary basd on its past experiance in the energy business.

Liquidity and Capital Resources

During the year, the company had increased revenue, and a marginally increased cash position, which was insufficient for any significant operations expansion The company had cash of $30,637 and illiquid assets of $17,055 approximately, at year end.

The company's only capital resources are its cash assets which may be illiquid, and its common stock which might be sold to raise capital.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position due to increased revenue of the Company and a capital infusion of $25,000. The
Company's total debt increased to approximately $78,000 during the year as a result of expense accruals. The Company's total liabilities are approximately $78,089 at year end.


NEED FOR ADDITIONAL FINANCING

     The Company may not have capital  sufficient  to meet the  Company's  cash
needs,   including  the  costs  of  compliance  with  the  continuing  reporting requirements of the Securities Exchange Act of 1934. The Company may have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $78,089, $53,605 of which is current, $30,637 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

Item 8a. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period for this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers as of date of filing of this report.

Name                             Age               Positions held with Company

Denis Iler                       65                Director, President and
                                                   Treasurer
Redgie Green                     51                Secretary and  Director

Background information about each director and executive officer is as follows:

DENIS R. ILER, age 65, President, CFO and Director, received a BA in Math from San Jose State University in California, and an MBA from Regis University in 1982. He was a comptroller with Berge Exploration from 1978 to 1984. Since 1984, he has been President and principal accountant for Business Financial Systems, Inc., an independent accounting firm, providing tax and accounting services for the small business community, including oil and gas, construction, and real estate brokerage accounting. He was a director of NELX, Inc. from 1999-2001. He was elected Director and appointed President of Jagged Edge Mountain Gear, Inc. in 2004. He was President and Director of Cheyenne Resources, Inc. from January to August, 2004.

REDGIE GREEN, age 51,  Secretary,  Treasurer and Director,  (elected in March of
2005) has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He was elected a director of Mind2Market, Inc. in late 2004.


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

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2004, for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

                            Fiscal     Annual Compensation     Awards
Name & Principal            Year       Salary         Bonus        Other Annual          Restricted       Securities
Position                               ($)            ($)          Compensation          Stock            Underlying
                                                                   ($)                   Award(s)         Options/
                                                                                         ($)              SARS (#)
- ---------------------------------------------------------------------------------------------------------------------


Robert Doak,                2004       $86,337        0            0                     0                0
President/ CEO              2003       $64,834 (2)    0            0                     0                0
& Director                  2002       $12,000        0            0                     0                0
(Resigned in 2004)

David Shier,                2004       $0             0            0                     0                0
Secretary & Director        2003       $0             0            0                     0                0
(Resigned in 2004           2002       $0             0            0                     0                0

Denis Iler,                 2004       $0             0            0                     0                0
President/CFO               2003       $0             0            0                     0                0
Director                    2002       $0             0            0                     0                0

Redgie Green                2004       $0             0            0                     0                0
Secretary & Treasure
Director as of 1/1/05

All Officers &              2004       $86,337        0            0                     0                0
Directors as a group (2)    2003       $86,337        0            0                     0                0
                            2002       $12,000        0            0                     0                0

(1) Directors are to be paid $300 per meeting attended by such director.

     Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees, nor does it have a Long Term Incentive Programs.

(2) Consulting fees.

Audit Committee
---------------
     The company does not have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has bee hired because the company is to small to afford such expense.

Code of Ethics
--------------

     The company has adopted a Code of Ethics for the Board and employees.

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




Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2004, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each officer and Director. Each person has sole voting and investment power as to all shares unless otherwise indicated.

Directors.

                      (2)                   (3)

  (1)              Name and address    Amount and nature                (4)
Title of                   of                of                        Percent
Class              Beneficial owner    Beneficial ownership            of class
-----              ----------------    --------------------            --------

$.001 par value    Denis Iler               21,980,429(1)                43.96%
common stock       2000 Wadsworth Blvd       direct
                   PMB 179
                   Lakewood, CO 80214

$0.001 par value   Redgie Green                  0 (2)                      0%
common stock       259 N. Commercial St.      direct
                   Trinidad, Colorado 81082

All Directors and officers as a group
(1) (2) (3) (4)                              21,980,429                  43.96%



Item 12. Certain Relationships and Related Transactions.

The company paid Robert Doak $86,337 in consulting fees for his services in 2004. Further Mr. Doak retains a 5% royalty on 4,740 acres of coal bed methane leases owned by the company. Mr. Doak was President and a Director until November 3, 2004.

Skye Blue Ventures LLC, in November 2004, purchased 9,000,000 shares from Robert Doak and also purchased 12,980,429 shares from the Company for $25,000.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:
     -----------------------------------------

         (1) Financial Statements.

         Independent Auditors' report
         Balance Sheets at December 31, 2004 and 2003.
         Statements of Operations for the years ended December 31, 2004 and 2003. Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003.

         Statements of Cash Flows for the years ended December 31, 2004 and 2003.
         Notes to Financial Statements at December 31, 2004 and 2003.


(b)  Reports on Form 8-K:
     --------------------

The Registrant filed reports on Form 8-K during the last quarter of the period covered by this Report as follows:

8-K November 8, 2004

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

     Audit Fees. MJC billed the Company $6,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. MJC billed the Company $5,000 for the 2003 audit and $4,000 for the 2004 Audit.

     There were no audit related fees in 2004 or 2003. There were no tax fees or other fees in 2004 or 2003 paid to Auditors or Auditors affiliates.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2003.

     All audit work was performed by the auditors' full time employees.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MOUNTAINS WEST EXPLORATION, INC.

Date: April 13, 2005

/s/Denis Iler
----------------------
Denis Iler, President and Chief
Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2005

/s/Denis Iler
-----------------------
Denis Iler, Director

Date: April 13, 2005

/s/Redgie Green
-----------------------
Redgie Green, Director

                        MOUNTAINS WEST EXPLORATION, INC.
                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report                                                              F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

                        MOUNTAINS WEST EXPLORATION, INC.

                              FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

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


Board of Directors
Mountains West Exploration, Inc.
Trinidad, CO  81082


We have audited the accompanying balance sheets of Mountains West Exploration, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountains West Exploration, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
February 16, 2005

/s/Michael Johnson & Co., LLC



                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets
                                  December 31,

                                                                                      2004                      2003
                                                                                      ----                      ----
ASSETS:
Current assets:
   Cash                                                                                 $ 30,637                  $ 11,711
                                                                                -----------------         -----------------

      Total current assets                                                                30,637                    11,711
                                                                                -----------------         -----------------

Fixed assets:

   Office Equipment                                                                       15,819                    15,819
   Lease & Well Equipment                                                                  1,236                     1,236
                                                                                -----------------         -----------------
                                                                                          17,055                    17,055
      Less: Accumulated Depreciation                                                     (14,685)                  (14,253)
                                                                                -----------------         -----------------

         Total fixed assets                                                                2,370                     2,802
                                                                                -----------------         -----------------

Other Assets:
   Undeveloped Property                                                                    1,540                     1,540
   Well Leases                                                                            17,768                         -
   Mineral Interest                                                                       12,740                    12,740
                                                                                -----------------         -----------------

      Total other assets                                                                  32,048                    14,280
                                                                                -----------------         -----------------

TOTAL ASSETS                                                                            $ 65,055                  $ 28,793
                                                                                =================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts Payable                                                                     $ 34,861                       $ -
   Current Portion - Long-Term Debt                                                       18,744                    18,744
                                                                                -----------------         -----------------

      Total current liabilities                                                           53,605                    18,744
                                                                                -----------------         -----------------

Long-Term Debt:
    Long-Term Debt                                                                        24,484                    49,516
                                                                                -----------------         -----------------

        Total long-term debt                                                              24,484                    49,516
                                                                                -----------------         -----------------

Stockholders' equity:
Common Stock, no par value; 50,000,000 shares authorized;
    49,999,700 shares issued and outstanding in 2004                                   1,579,786                 1,554,786
    37,019,271 shares issued and outstanding in 2003.
   Retained Earnings (Deficit)                                                        (1,592,820)               (1,594,253)
                                                                                -----------------         -----------------

       Total stockholders' equity (deficit)                                              (13,034)                  (39,467)
                                                                                -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                               $ 65,055                  $ 28,793
                                                                                =================         =================

The accompanying notes are an integral part of these financial statements.



                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations




                                                       Year Ended
                                                       December 31,

                                                2004                   2003
                                           ---------------        ---------------

Revenue
   Oil & Gas Income                             $ 163,801               $ 86,854
                                           ---------------        ---------------

       Net Income                                 163,801                 86,854
                                           ---------------        ---------------
Expenses:
   Bank Charges                                        38                      4
   Consulting                                      86,337                 64,834
   Depreciation                                       432                  2,337
   Dues & Subscriptions                               367                    240
   Legal and Accounting                            55,760                  3,753
   Maintenance                                          -                      -
   Meals & Entertainment                              185                    122
   Moving Expense                                       -                 15,732
   Office Expenses                                    563                  1,492
   Penalties                                            -                      -
   Postage                                            444                    347
   Rent                                             6,000                  1,600
   Taxes                                              571                    117
   Telephone                                        1,482                    840
   Transfer Agent Expense                           2,750                  4,000
   Travel                                           2,949                  3,797
   Vehicle Expense                                    245                    250
                                           ---------------        ---------------

Total Expenses                                    158,123                 99,465
                                           ---------------        ---------------

Other Income and Expense
   Interest Expense                                 4,245                  3,872
   Interest Income                                      -                      -
                                           ---------------        ---------------

Total Other Income & Expense                        4,245                  3,872
                                           ---------------        ---------------

Net Profit (Loss)                                 $ 1,433              $ (16,483)
                                           ===============        ===============

Per Share Information:

   Weighted average number of
     common shares outstanding                 38,100,998             37,019,271
                                           ---------------        ---------------

Net Loss per Common Share                        *                      *
                                           ===============        ===============


* Less than $.01

The accompanying notes are an integral part of these financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                               December 31, 2004



                                                                                                         Retained
                                                                Common Stock                            (Deficit)
                                                                # of Shares            Amount            Earnings             Totals
                                                                -----------            ------            --------             ------

Balance - December 31, 2000                                         38,010,000         $1,555,777         $(1,546,201)      $ 9,576

Cancelation of stocks                                                 (990,729)              (991)                  -          (991)
Net Loss for year                                                            -                  -             (27,475)      (27,475)
                                                              -----------------    ---------------   -----------------   -----------
Balance - December 31, 2001                                         37,019,271          1,554,786          (1,573,676)      (18,890)
                                                              -----------------    ---------------   -----------------   -----------

Net Loss for year                                                            -                  -              (4,094)       (4,094)
                                                              -----------------    ---------------   -----------------   -----------

Balance - December 31, 2002                                         37,019,271          1,554,786          (1,577,770)      (22,984)
                                                              -----------------    ---------------   -----------------   -----------

Net Loss for year                                                            -                  -             (16,483)      (16,483)
                                                              -----------------    ---------------   -----------------   -----------

Balance - December 31, 2003                                         37,019,271          1,554,786          (1,594,253)      (39,467)
                                                              -----------------    ---------------   -----------------   -----------

Issuance of stock for cash                                          12,980,429             25,000                   -        25,000
Net Profit for the Year                                                      -                  -               1,433         1,433
                                                              -----------------    ---------------   -----------------   -----------
Balance - December 31, 2004                                         49,999,700         $1,579,786         $(1,592,820)    $ (13,034)
                                                              =================    ===============   =================   ===========

The accompanying notes are an integral part of these financial statements.



                          MOUNTAINS EXPLORATION, INC.
                            Statements of Cash Flows
                               (Indirect Method)



                                                                                      Year Ended
                                                                                      December 31,

                                                                              2004                    2003
                                                                             ----                    ----

Cash Flows from Operating Activities:

Net Profit (Loss)                                                            $ 1,433               $ (16,483)

   Depreciation                                                                  432                     270
   Increase (Decrease) in Accounts Payable                                    34,861                  (5,000)
                                                                    -----------------        ----------------
Net Cash Flows Used by Operations                                             36,726                 (21,213)
                                                                    -----------------        ----------------
Cash Flows from Investing Activities:

   Purchase of Equipment & Leases                                            (17,768)                 (1,949)
                                                                    -----------------        ----------------
Cash Flows Used by Investing Activities                                      (17,768)                 (1,949)
                                                                    -----------------        ----------------
Cash Flows from Financing Activities:
    Payment to Notes Payable                                                 (25,032)                      -
    Issuance of Common Stock                                                  25,000
    Proceeds from Notes Payable                                                    -                  33,260
                                                                    -----------------        ----------------
Net Cash Flows Provided by Financing Activities                                  (32)                 33,260
                                                                    -----------------        ----------------

Net Increase (Decrease) in Cash                                               18,926                  10,098
                                                                    -----------------        ----------------

Cash at Beginning of Period                                                   11,711                   1,613
                                                                    -----------------        ----------------

Cash at End of Period                                                       $ 30,637                $ 11,711
                                                                    =================        ================

Supplemental Disclosure of Cash Flow Information
   Cash paid for Interest                                                    $ 4,245                 $ 3,872
                                                                    =================        ================
   Cash paid for income taxes                                                    $ -                     $ -
                                                                    =================        ================

The accompanying notes are an integral part of these financial statements.
n

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2004


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

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2004


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

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2004

Note 2 - Federal Income Taxes (Cont):
                       December 31, 2004 December 31, 2003
Deferred tax assets
         Net operating loss carryforwards         $ 1,578,135   $  1,608,506
         Accumulated Depreciation                      14,685         14,253
         Valuation allowance                       (1,592,820)    (1,594,253)
                                                 --------------  ------------
         Net deferred tax assets                   $         0  $          0
                                                 =============== ============

At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,557,959 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2011.

Note 3 - Notes Payable:

Following is the summary of Notes Payable at December 31, 2004:

         Bank of America - A ten-year loan at 5% interest per annum
         secured by miscellaneous holdings.                            $17,071

         Wells Fargo - A four-year loan at 8% interest per
         annum secured by miscellaneous holdings                        26,157
                                                                       --------
                           Total Notes Payable                         $43,228
                           Less:  Current Portion                      (18,744)
                                                                       ---------
                           Long-Term Portion                           $24,484
                                                                       ========

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

Note 5 - Capital Stock Transactions:

The authorized capital stock of the Company was established at 50,000,000 with no par value. There were 12,980,429 shares of common stock issued in December 2004.

Note 6 - Segment Information

Mountains West Exploration operates primarily in a single operating segment, acquiring interests in unproved oil, gas and mineral leases and engaging in other oil and gas activities