Form 10QSB
period 2005-03-31
MOUNTAINS WEST EXPLORATION INC
filed 2005-05-20
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at March 31, 2005, was 37,019,271 shares.


                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets March 31, 2005 (unaudited) and December 31,, 2004........................ F-2

         Statements of Operations for the Three Months ended March 31, 2005...................... F-3

         Statements of Stockholders Equity (Deficit) March 31, 2005 (unaudited).................. F-4

         Statements of Cash Flows for the Three Months ended March 31, 2005 ..................... F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................ F-6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 4

Item 3   Controls and Procedures................................................................. 8

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 8

Item 2.  Changes in Securities................................................................... 9

Item 3.  Defaults upon Senior Securities......................................................... 9

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 9

Item 5.  Other Information....................................................................... 9

Item 6.  Exhibits and Reports on Form 8-K........................................................ 9

Signatures....................................................................................... 10

PART I - FINANCIAL INFORMATION


                        MOUNTAINS WEST EXPLORATION, INC.


                          FINANCIAL STATEMENTS FOR THE
                        THREE-MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Mountains West Exploration, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mountains West Exploration, Inc. as of March 31, 2005 and the related statements of operations and cash flows for the three months ended March 31, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 16, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
May 20, 2005

/s/Michael Johnson & Co., LLC



                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets

                                   (Unaudited)

                                                                      Three Months Ending     Year Ending
                                                                      March 31, 2005          December 31, 2004
ASSETS:

Current Assets:
     Cash                                                                  $ 11,841                $ 30,637
                                                                       --------------------    --------------------
          Total current assets                                               11,841                  30,637

Fixed Assets:
     Office Equipment                                                        15,819                  15,819
     Lease & Well Equipment                                                   1,236                   1,236
                                                                       --------------------    --------------------
                                                                             17,055                  17,055
        Less: Accumulated Depreciation                                      (14,685)                (14,685)
                                                                       --------------------    --------------------
            Total fixed assets                                                2,370                   2,370
                                                                       --------------------    --------------------

Other Assets:
    Undeveloped Property                                                      1,540                   1,540
    Well Leases                                                              17,767                  17,768
    Mineral Interest                                                         12,741                  12,740
                                                                       --------------------    --------------------
        Total other assets                                                   32,048                  32,048

TOTAL ASSETS                                                               $ 46,259                $ 65,055
                                                                       ====================    ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                           $ -                $ 34,861
    Current Portion - Long-Term Debt                                         18,744                  18,744
                                                                       --------------------    --------------------
          Total Current Liabilities                                          18,744                  53,605
                                                                       --------------------    --------------------
Long-Term Debt
    Long-Term Debt                                                           24,484                  24,484
                                                                       --------------------    --------------------
        Total long-term debt                                                 24,484                  24,484
                                                                       --------------------    --------------------

Stockholders' Equity (Deficit)
     Common stock: authorized 50,000,000 shares, no par value
        49,999,700 issued and outstanding at December and March           1,579,786               1,579,786
     Accumulated deficit                                                 (1,576,755)             (1,592,820)
                                                                       --------------------    --------------------
Total Stockholder's Equity                                                    3,031                 (13,034)
                                                                       --------------------    --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 46,259                $ 65,055
                                                                       ====================    ====================


See accountants review report


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                                  Three Months Ending March 31
                                                                                     2005              2004
                                                                                  ---------------------------------------
Revenues:
    Oil and Gas Income                                                                $ 62,510          $ 29,987
     Cost of Goods Sold                                                                      -             1,000
                                                                                  ---------------------------------------
        Net Income                                                                      62,510            28,987

Costs and Expenses:
     Operating Expenses                                                                 27,649            12,635
     Administration Expenses                                                            18,796            12,448
                                                                                  ---------------------------------------
Total Operating Expenses                                                                46,445            25,083

Net Income (Loss) from Operations                                                     $ 16,065           $ 3,904
                                                                                  =======================================

Per Share Information
     Weighted average number                                                        49,999,700        37,019,721
     of common share outstanding                                                  ---------------------------------------

Net loss per common share                                                              *                 *

*  Less than $0.01

See accountants review report.


              MOUNTAINS WEST EXPLORATION, INC.
               Stockholders' Equity (Deficit)
                       March 31, 2005
                        (Unaudited)


                                                                COMMON STOCK                                              Total
                                                                                                         Accumulated   Stockholders'
                                                              # of shares             Amount               Deficit        Equity
                                                              -----------             ------               -------         ------


Balance - December 31, 2001                                      37,019,271           $ 1,554,786          $(1,573,676)   $ (18,890)

Net Loss for Year                                                         -                                     (4,094)      (4,094)
                                                                                                                                 -
Balance - December 31, 2002                                      37,019,271             1,554,786           (1,577,770)     (22,984)
                                                                                                                                  -
Net Loss for Year                                                         -                     -              (16,483)    (16,483)
                                                                                                                                  -
Balance - December 31, 2003                                      37,019,271             1,554,786           (1,594,253)     (39,467)

Issuance of stock for cash                                       12,980,429                25,000                            25,000
Net Profit for Year                                                       -                     -                1,433        1,433
                                                                                                                                  -
Balance - December 31, 2004                                      49,999,700             1,579,786           (1,592,820)     (13,034)
                                                                                                                                  -
Net Loss for Period                                                       -                     -               16,065       16,065

Balance - March 31, 2005                                         49,999,700           $ 1,579,786          $(1,576,755)     $ 3,031


See Accountants Review Report


                                             MOUNTAINS WEST EXPLORATION, INC.
                                                 Statements of Cash Flows
                                                       (Unaudited)
                                                     Indirect Method



                                                                                     Three Months Ended March 31

                                                                                        2005             2004
                                                                                        ----             ----
Cash Flows from Operating Activities
     Net Income (Loss)                                                                  $ 16,065          $ 3,904
     Adjustments to reconcile net loss to cash used
     by operating activities
     Depreciation                                                                                          108.00
     Changes in operating assets and liabilities
         (Decrease) Increase in accounts payable & accruals                              (34,861)           2,500
         (Increase) in Other Assets                                                                       (10,045)
                                                                                      ----------------------------------
Net Cash Used in Operating Activities                                                    (18,796)          (3,533)

Cash Flows from Financing Activities
    Payments on Notes Payable                                                                              (1,181)
                                                                                      ----------------------------------
Net Cash Used for Financing Activities                                                                     (1,181)

Net Decrease in Cash & Cash Equivalents                                                  (18,796)          (4,714)

Beginning Cash & Cash Equivalents                                                         30,637           11,711
                                                                                      ----------------------------------
Ending Cash & Cash Equivalents                                                          $ 11,841          $ 6,997
                                                                                      ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                  $ -            $ 297
                                                                                      ==================================
     Cash paid for Income Taxes                                                              $ -              $ -
                                                                                      ==================================

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                 March 31, 2005

Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 30, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004, and cash flows for the three-months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

The Company owns small ownership interests in producing coal bed methane wells in Las Animas county, Colorado.

Changes in Financial Condition

During the quarter the Company experienced a decrease in cash position to $11,841 from year end 2004 of $30,637. The Company's total debt decreased by $43,861 approximately during the quarter as a result of revenue applied to debt. The Company's total liabilities are approximately $18,744. It is Management's belief that the Company will be able to meet its operating expenses during the remainder of the fiscal year.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005, COMPARED TO SAME PERIOD IN 2004.

The company had revenue from methane production in the quarter in 2005 of $62,510 compared to $29,987 in 2004. The cost of goods sold was $0 in 2005 and $1,000 in 2004. The operating expenses were $27,649 and $12,635 in the quarter in 2005 and 2004 respectively. Administration expense was $18,796 in 2005 and $12,448 in 2004 in the quarter. Total expenses were $46,445 in the quarter in 2005 compared to $25,083 in the same quarter in 2004. The profit on operations was $16,065 in the quarter in 2005 compared to $3,904 in the same quarter in 2004. The increase in profit was due to increased revenues.

The profit per share was nominal in the period in 2005 and 2004. Management expects that the revenue and expense will fluctuate for the balance of 2005 due to price reduction of gas in summer months.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt of $18,744, all of which is current, $11,841 in cash, minimal other liquid assets, and no capital commitments.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $250,000.

ITEM 3.    CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management knows of no legal proceedings or unsatisfied judgments in any court or agency to which the Company or any of its officers or directors are or may be a party.

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


Denis Iler                                         May 19, 2005
- --------------------------------------------------------
Denis Iler   President, Chief Executive Officer
             and Chief Financial Officer