Form 10QSB
period 2005-06-30
MOUNTAINS WEST EXPLORATION INC
filed 2005-08-22
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005


                           Commission File Number: 0-9500


                           MOUNTAINS WEST EXPLORATION, INC
        (Exact name of small business issuer as specified in its charter)

                 New Mexico                                    85-0280415
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

7609 Ralston Road, Arvada, Colorado                              80002
--------------------------------                            --------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: 303 422 8127

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at June 30, 2005, was 1,000,018 shares.

                        MOUNTAINS WEST EXPLORATION, INC.


                          FINANCIAL STATEMENTS FOR THE
                         SIX-MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                        9175 E. Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Mountains West Exploration, Inc.
Denver, CO


We have reviewed the accompanying balance sheet of Mountains West Exploration, Inc. as of June 30, 2005 and the related statements of operations for the three and six months ended June 30, 2005, stockholders' equity, and statements of cash flows for the six-months ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated March 31, 2005, expressed an unqualified opinion. They have performed no auditing duties since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





Jaspers + Hall, PC
Denver, Colorado
August 15, 2005
/s/Jaspers + Hall, PC


                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets

                                   (Unaudited)

                                                                                  Six Months Ending            Year Ending
                                                                                  June 30, 2005                December 31, 2004

ASSETS:

Current Assets:
     Cash                                                                                 $ 3,466                     $ 30,637
                                                                                   --------------------         --------------------
          Total current assets                                                              3,466                       30,637

Fixed Assets:
     Office Equipment                                                                           -                       15,819
     Lease & Well Equipment                                                                     -                        1,236
                                                                                   --------------------         --------------------
                                                                                                -                       17,055
        Less: Accumulated Depreciation                                                          -                      (14,685)
                                                                                   --------------------         --------------------
            Total fixed assets                                                                  -                        2,370
                                                                                   --------------------         --------------------

Other Assets:
    Undeveloped Property                                                                        -                        1,540
    Well Leases                                                                                 -                       17,768
    Mineral Interest                                                                            -                       12,740
                                                                                   --------------------         --------------------
        Total other assets                                                                      -                       32,048

TOTAL ASSETS                                                                              $ 3,466                     $ 65,055
                                                                                   ====================         ====================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                                                         $ -                     $ 34,861
    Current Portion - Long-Term Debt                                                            -                       18,744
                                                                                   --------------------         --------------------
          Total Current Liabilities                                                             -                       53,605
                                                                                   --------------------         --------------------
Long-Term Debt
    Long-Term Debt                                                                              -                       24,484
                                                                                   --------------------         --------------------
        Total long-term debt                                                                    -                       24,484
                                                                                   --------------------         --------------------

Stockholders' Equity (Deficit)
     Common stock: authorized 50,000,000 shares, no par value
        1,000,018 issued and outstanding at December and March                         1,579,786                    1,579,786
     Accumulated deficit                                                               (1,576,320)                  (1,592,820)
                                                                                   --------------------         --------------------
Total Stockholder's Equity (Deficit)                                                        3,466                      (13,034)
                                                                                   --------------------         --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $ 3,466                     $ 65,055
                                                                                   ====================         ====================

See accountants review report


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended June 30,                       Six Months Ended June 30
                                                     2005                  2004                      2005                  2004
                                                --------------------- ---------------------     --------------------- --------------
Revenues:
    Oil and Gas Income                                 $ 49,010              $ 32,712                 $ 111,520            $ 62,699
     Cost of Goods Sold                                                                                       -               1,000
                                                --------------------- ---------------------     --------------------- --------------
        Net Income                                       49,010                32,712                   111,520              61,699

Costs and Expenses:
     Operating Expenses                                   5,782                11,548                    33,431              24,183
     Administration Expenses                              8,375                 4,645                    27,171              17,093
                                                --------------------- ---------------------     --------------------- --------------
Total Operating Expenses                                 14,157                16,193                    60,602              41,276

Net Income (Loss) from operations                        34,853                16,519                    50,918              20,423

Other Expense
     Mineral Interest Transferred                        12,740                                          12,740
     Mineral Leases Expired                              19,308                                          19,308
     Write off of assets                                  2,370                                           2,370
     Interest Expense                                                          (1,383)                        -              (1,383)
                                                --------------------- ---------------------     --------------------- --------------
Total Other Expense                                      34,418                (1,383)                   34,418              (1,383)
                                                --------------------- ---------------------     --------------------- --------------

Net Income (Loss)                                         $ 435              $ 17,902                  $ 16,500            $ 21,806
                                                ===================== =====================     ===================== ==============

Per Share Information
     Weighted average number                          1,000,018            37,019,721                 1,000,018          37,019,721
     of common share outstanding                --------------------- ---------------------     --------------------- --------------

Net loss per common share                             *                     *                         *                     *

*  Less than $0.01

See accountants review report.


                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 Indirect Method



                                                                                     Six Months Ended June 30,

                                                                                     2005                2004
                                                                                     ----                ----

Cash Flows from Operating Activities
     Net Income (Loss)                                                            $ 16,500            $ 19,040
     Adjustments to reconcile net loss to cash used
     by operating activities
     Depreciation                                                                                          216
     Changes in operating assets and liabilities
         (Decrease) Increase in accounts payable & accruals                        (78,089)              2,500
         (Increase) Decrease in Other Assets                                        34,418             (17,767)
                                                                                ------------------  ------------------
Net Cash Used in Operating Activities                                              (27,171)              3,989

Cash Flows from Financing Activities
    Payments on Notes Payable                                                                           (5,129)
                                                                                ------------------  ------------------
Net Cash Used for Financing Activities                                                                  (5,129)

Net Decrease in Cash & Cash Equivalents                                            (27,171)             (1,140)

Beginning Cash & Cash Equivalents                                                   30,637              11,711
                                                                                ------------------  ------------------
Ending Cash & Cash Equivalents                                                     $ 3,466            $ 10,571
                                                                                ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                            $ -             $ 1,383
                                                                                ==================  ==================
     Cash paid for Income Taxes                                                        $ -                 $ -
                                                                                ==================  ==================

See Accountants Review Report


              MOUNTAINS WEST EXPLORATION, INC.
               Stockholders' Equity (Deficit)
                         30-Jun-05
                        (Unaudited)


                                                                COMMON STOCK                                                  Total
                                                                                                       Accumulated     Stockholders'
                                                              # of shares            Amount              Deficit    Equity (Deficit)
                                                              -----------            ------              -------    ----------------


Balance - December 31, 2001                                        740,385           $ 1,554,786         $(1,573,676)     $ (18,890)

Net Loss for Year                                                        -                                    (4,094)        (4,094)
                                                                ----------           -----------         -----------      ----------
Balance - December 31, 2002                                     37,019,271             1,554,786          (1,577,770)       (22,984)
                                                                                                                                  -
Net Loss for Year                                                        -                     -             (16,483)       (16,483)
                                                                ----------           -----------         -----------      ----------
Balance - December 31, 2003                                     37,019,271             1,554,786          (1,594,253)       (39,467)

Issuance of stock for cash                                         259,638                25,000                             25,000
Net Profit for Year                                                      -                     -               1,433          1,433
                                                                ----------           -----------         -----------      ----------
Balance - December 31, 2004                                     49,999,700             1,579,786          (1,592,820)       (13,034)
                                                                                                                                  -
Net Income for Period                                                    -                     -              16,500         16,500
                                                                ----------           -----------         -----------      ----------
*Balance - June 30, 2005                                        1,000,018           $ 1,579,786         $(1,576,320)       $ 3,466
                                                                ==========           ===========         ===========      ==========
*(Includes rounding shares) Adjusted for (1 for 50 reverse split as of April 12,
2005.)

See Accountants Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                  June 30, 2005

Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the six-months ended June 30, 2005 and 2004, and cash flows for the three-months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Mountains West Exploration, Inc., ("Mountains West Exploration, the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Some of the risks might include, but are not limited to, the following:

(a)      volatility or decline of the Company's stock price
(b)      potential fluctuation in quarterly results;
(c)      failure of the Company to earn revenues or profits;
(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;
(e)      failure to commercialize its technology or to make sales;
(f)      rapid and significant changes in markets;
(g)      litigation with or legal claims and allegations by outside parties;
(h)      insufficient revenues to cover operating costs.

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

The Company owned small ownership interests in producing coal bed methane wells in Las Animas county, Colorado. Due to the unitization of the Company's fractional interests in wells into the Spanish Peaks Federal unit by the operator, which resulted in a revenue back charge estimated at $35,000 to $40,000 for overpayment of revenues, and the anticipation of future charges to revenues for development and workover, the Company has assigned its interest in the Nichols Lease and its .0007757% non-operating interest in the Spanish Peaks unit to a non-affiliate in consideration for the assumption of all of the revenue back charges and future assessments. The Company had leases on 4,000 acres for coal bed methane exploration in northern New Mexico, none of which were explored or developed, and which have expired or not been renewed due to costs. (See RESULTS OF OPERATIONS BELOW.)

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005, COMPARED TO SAME PERIOD IN 2004.

The Company had revenues from methane production in the quarter in 2005 of $49,010 compared to $32,712 in 2004. The cost of goods sold was $0 in 2005 and $1,000 in 2004. The operating expenses were $5,782 and $11,548 in the quarter in 2005 and 2004 respectively. Administration expense was $8,375 in 2005 and $4,645 in 2004. Total expenses were $40,157 in the quarter in 2005 compared to $16,193 in the same quarter in 2004. The net income on operations was $34,853 in the quarter in 2005 compared to $16,519 in the same quarter in 2004. The net income was decreased in the quarter in 2005 due to the writeoffs of certain assets totalling $34,418. Net income was $435 in the quarter in 2005 compared to $17,902 in the quarter in 2004. The leases that were held by production were unitized into a Federal Unit by the owners of majority interests in the area, thereby substantially reducing companys minority ownership interest and resulting in an overpayment assessment of $35,000 to $40,000 by the operator. The fractional interest was transferred to a non-affiliated party in exchange for their assumption of the overpayment assessment by the operator, and assumption of all liabilities for future operations and development on the unit and lease. Since the offices had been previously closed the office equipment and other equipment were considered to be abandoned as of the end of the current quarter.

The  profit per share was  nominal  in the  period in 2005 and 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SAME PERIOD IN 2004.

The company had revenues of $111,520 in the period in 2005 compared to $62,669 in the period in 2004. The increase was due to increased production and higher gas prices from production sales. The cost of goods sold was none and $1,000 in the six month period in 2005 and 2004 respectively.

The company experienced $33,431 in operating expense in the six month period in 2005 compared to $24,183 in such expense in the same period in 2004. There was administrative expense incurred in the period of $27,171 in 2005 and $17,093 in 2004. The total operating expenses in the period were $60,602 in 2005 and $41,276 in 2004. The net operating income for the period was $50,918 in 2005 compared to $20,423 in 2004. The company had other expenses from write offs of interests in leases and equipment totalling $34,418 in the period in 2005, compared to interest income of $1,383 in the period of 2004. The profit per share was nominal in the period in 2005 and 2004. Net income was $16,500 and $21,806 in the six month periods in 2005 and 2004 respectively. Since the Company has no operating revenues as of period end, due to disposal of property for assumption of debt it anticipates future quarterly losses in the range of $10,000 to $20,000 per quarter until additional revenues can be achieved of a which there is no assurance.

Changes in Financial Condition

During the period the Company experienced a decrease in cash position to $3,466 from year end 2004 of $30,637. The Company's total debt decreased by approximately $78,089 during the period as a result of payments being made. The Company's total liabilities are $0 at period end. It is Management's belief that the Company will not be able to meet its operating expenses during the remainder of the fiscal year without additional capital infusion. The Company divested its minority interest in a lease and a unit for assumption of assessments and future financial obligations. The Company wrote off its other carried assets due to expiration, non renewal, and closing of the office.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities and Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited business, limited capital, and no debt, $3,466 in cash, no other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

B.       Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that could have significantly affected these controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weaknesses.

  SIGNATURES

In accordance with section 13 to 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Denis Iler                                         August 15, 2005
- --------------------------------------------------------
Denis Iler,      President, Chief Executive Officer
                             and Chief Financial Officer