Form 10QSB
period 2005-09-30
MOUNTAINS WEST EXPLORATION INC
filed 2005-10-14
CIK 319040

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at September 30, 2005, was 37,019,271 shares.

                        MOUNTAINS WEST EXPLORATION, INC.

                              FINANCIAL STATEMENTS

                       SIX-MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mountains West Exploration, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Mountains West Exploration, Inc. as of September 30, 2005, and the related statement of operations for the three-month and nine-month period ended September 30, 2005, stockholders' equity and cash flows for the nine-months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated March 2, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Jaspers + Hall, PC
Denver, CO
October 11, 2005
/s/Jaspers + Hall, PC




                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets

                                   (Unaudited)

                                                                               September 30, 2005          December 31, 2004
ASSETS:

Current Assets:
     Cash                                                                                  $ -                    $ 30,637
                                                                                --------------------        --------------------
          Total current assets                                                               -                      30,637

Fixed Assets:
     Office Equipment                                                                        -                      15,819
     Lease & Well Equipment                                                                  -                       1,236
                                                                                --------------------        --------------------
                                                                                             -                      17,055
        Less: Accumulated Depreciation                                                       -                     (14,685)
                                                                                --------------------        --------------------
            Total fixed assets                                                               -                       2,370
                                                                                --------------------        --------------------

Other Assets:
    Undeveloped Property                                                                     -                       1,540
    Well Leases                                                                              -                      17,768
    Mineral Interest                                                                         -                      12,740
                                                                                --------------------        --------------------
        Total other assets                                                                   -                      32,048

TOTAL ASSETS                                                                               $ -                    $ 65,055
                                                                                ====================        ====================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                                                      $ -                    $ 34,861
    Current Portion - Long-Term Debt                                                         -                      18,744
                                                                                --------------------        --------------------
          Total Current Liabilities                                                          -                      53,605
                                                                                --------------------        --------------------
Long-Term Debt
    Long-Term Debt                                                                           -                      24,484
                                                                                --------------------        --------------------
        Total long-term debt                                                                 -                      24,484
                                                                                --------------------        --------------------

Stockholders' Equity (Deficit)
     Common stock: authorized 50,000,000 shares, no par value
        999,994 issued and outstanding at December 2004 and
        September 2005
     Paid in Capital                                                                 1,579,786                   1,579,786
     Accumulated deficit                                                            (1,579,786)                 (1,592,820)
                                                                                --------------------        --------------------
Total Stockholder's Equity (Deficit)                                                         -                     (13,034)
                                                                                --------------------        --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $ -                    $ 65,055
                                                                                ====================        ====================

See accountants' review report


                                                  MOUNTAINS WEST EXPLORATION, INC.
                                                      Statements of Operations
                                                            (Unaudited)


                                                 Three Months Ended September 30,                Nine Months Ended September 30,
                                                     2005                 2004                      2005                  2004
                                                --------------------- ---------------------    --------------------- ---------------

Revenues:
    Oil and Gas Income                                      $ -             $ 57,320                 $ 111,520             $ 120,019
     Cost of Goods Sold                                     $ -                  $ -                         -                 1,000
                                                --------------------- ---------------------    --------------------- ---------------
        Net Income                                            -               57,320                   111,520               119,019

Costs and Expenses:
     Operating Expenses                                       -               29,381                    33,431                52,456
     Administration Expenses                              3,466                7,550                    30,637                24,643
                                                --------------------- ---------------------    --------------------- ---------------
Total Operating Expenses                                  3,466               36,931                    64,068                77,099

Net Income (Loss) from operations                        (3,466)              20,389                    47,452                41,920

Other Expense
     Mineral Interest Transferred                             -                    -                    12,740                     -
     Mineral Lease Expired                                    -                    -                    19,308                     -
     Write off of assets                                      -                    -                     2,370                     -
     Interest Expense                                                          1,156                         -                 3,646
                                                --------------------- ---------------------    --------------------- ---------------
Total Other Expense                                           -                1,156                    34,418                 3,646
                                                --------------------- ---------------------    --------------------- ---------------

Net Income (Loss)                                      $ (3,466)            $ 19,233                  $ 13,034              $ 38,274
                                                ===================== =====================    ===================== ===============

Per Share Information
     Weighted average number                            999,994              740,385                   999,994               740,385
     of common share outstanding                --------------------- ---------------------    --------------------- ---------------

Net income per common share                           *                   $ 0.03                   $ 0.01                $ 0.05

*  Less than $0.01

See accountants' review report.

                                                           MOUNTAINS WEST EXPLORATION, INC.
                                                               Statements of Cash Flows
                                                                      (Unaudited)
                                                                    Indirect Method



                                                                                                     Nine Months Ended September 30,

                                                                                                      2005                  2004
                                                                                                      ----                  ----

Cash Flows from Operating Activities
     Net Income (Loss)                                                                               $ 13,034              $ 38,274
     Adjustments to reconcile net loss to cash used
     by operating activities
     Depreciation                                                                                           -                   324
     Changes in operating assets and liabilities
         (Decrease) Increase in accounts payable & accruals                                           (78,089)                2,500
         (Increase) Decrease in Other Assets                                                           34,418                (9,624)
                                                                                                     -------------------------------
Net Cash Used in Operating Activities                                                                 (30,637)               31,474

Cash Flows from Financing Activities
    Payments on Notes Payable                                                                               -               (36,089)
    Proceeds from Notes Payable                                                                             -                27,669
                                                                                                     -------------------------------
Net Cash Used for Financing Activities                                                                                       (8,420)

Net Decrease in Cash & Cash Equivalents                                                               (30,637)               23,054

Beginning Cash & Cash Equivalents                                                                      30,637                11,711
                                                                                                     -------------------------------
Ending Cash & Cash Equivalents                                                                            $ -              $ 34,765
                                                                                                     ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                                               $ -               $ 3,646
                                                                                                     ===========         ===========
     Cash paid for Income Taxes                                                                           $ -                   $ -
                                                                                                     ===========         ===========

See Accountants' Review Report

              MOUNTAINS WEST EXPLORATION, INC.
               Stockholders' Equity (Deficit)
                     September 30, 2005
                        (Unaudited)


                                                          COMMON STOCK                                                    Total
                                                                                                  Accumulated         Stockholders'
                                                       # of shares             Amount              Deficit          Equity (Deficit)
                                                       -----------             ------              -------          ----------------


Balance - December 31, 2001                                  740,385           $ 1,554,786         $(1,573,676)           $ (18,890)

Net Loss for Year                                                  -                     -              (4,094)              (4,094)
                                                        ------------------  ------------------    ------------------  --------------
Balance - December 31, 2002                                  740,385             1,554,786          (1,577,770)             (22,984)

Net Loss for Year                                                  -                     -             (16,483)             (16,483)
                                                        ------------------  ------------------    ------------------  --------------
Balance - December 31, 2003                                  740,385             1,554,786          (1,594,253)             (39,467)

Issuance of stock for cash                                   259,609                25,000                   -               25,000
Net Profit for Year                                                -                     -               1,433                1,433
                                                        ------------------  ------------------    ------------------  --------------
Balance - December 31, 2004                                  999,994             1,579,786          (1,592,820)             (13,034)

Net Income for Period                                              -                     -              13,034               13,034
                                                        ------------------  ------------------    ------------------  --------------
Balance - September 30, 2005                                 999,994           $ 1,579,786         $(1,579,786)                 $ -
                                                        ==================  ==================    ==================  ==============
See Accountants' Review Report

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                               September 30, 2005

Note 1 - Presentation of Interim Information:

In the opinion of the management of Mountains West Exploration, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the nine-months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

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

Note 3 - Capital Stock

All shares of stock have been retroactively adjusted to show the results of the 1 for 50 reverse split as of April 14, 2005

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

     There is no assurance that the Company will be profitable, and the Company may not be able to successfully develop, or manage any business, the Company may not be able to attract or retain qualified executives and personnel, and competition and government regulation may hinder the Company's business attempts. Further, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in business.

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

Results of Operations for the Quarter Ended September 30, 2005 Compared to the Same Period in 2004.

During the quarter ended September 30, 2005, there were no revenues compared to $57,320 in revenue for the same period in the prior year, which included, in 2004, a lawsuit settlement of $20,000 received.

The company had operating expenses of $0 and $29,381 in the quarters in 2005 and 2004 respectively. The company incurred administrative expenses of $3,466 and $7,550 in 2005 and 2004 respectively in the quarter. Total expenses were $3,466 in the quarter in 2005 compared to $36,931 in the quarter in 2004. The net loss was ($3,466) the quarter in 2005 compared to a $19,233 profit in the quarter in 2004. The loss per share was nominal in the quarter in 2005 and there was a $.03 profit in 2004.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to Same Period in 2004.

The company had revenues of $111,520 in the nine month period in 2005 compared to $120,019 in the period in 2004, from production sales from fractional working interests. 2004 revenue also included a $20,000 lawsuit settlement. The Company divested itself of fractional producing working interests in June 2005, when the production was unitized by the operator and the Company was notified of significant back charges against future revenues, as well as a significantly reduced ownership in the unit. The cost of goods sold was $0 and $1,000 in the nine month period in 2005 and 2004 respectively.

The company experienced $33,431 in operating expense in the nine month period in 2005 compared to $52,456 in such expense in the same period in 2004. There was administrative expense incurred in the period of $30,637 in 2005 and $24,643 in 2004. The total operating expenses in the period were $64,068 in 2005 and $77,099 in 2004. The net profit for the period was $13,034 in 2005 compared to a loss of ($38,274) in 2004. The profit is due to revenue generation from gas production in the first six months, and was used to pay accrued debt. The profit per share was nominal in the period in 2005 and $.05 in 2004.

Changes in Financial Condition

Year to date the Company experienced a decrease in cash position to none at quarter end. The Company's total debt is none at the quarter end as a result of expense accruals. The Company's total liabilities are none. The company expects the trend will be of losses due to no revenues and that they will continue at an increasing rate, in the future.

Liquidity and Capital Resources

Year to date, the company had a decreased cash position, which is insufficient for any significant operations. The company had no cash no at quarter end.

The company's only capital resources are its common stock which might be sold to raise capital.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, no debt minimal cash, no other liquid assets, and no capital commitments.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        NONE

ITEM  2. CHANGES IN SECURITIES

        NONE

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

        NONE

ITEM  5.  OTHER INFORMATION

        NONE

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     3.10  Amendment to Bylaws
                32    906 Sarbanes-Oxley Certification
                31    302 Sarbanes-Oxley Certification

        (b)     Reports on Form 8-K.

                8K filed 7/7/2005
                8K filed 8/8/2005

  SIGNATURES

In accordance with section 13 to 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Denis Iler                                          October 14, 2005
- --------------------------------------------------------
Denis Iler          President, Chief Executive Officer