Form 10KSB
period 2005-12-31
MOUNTAINS WEST EXPLORATION INC
filed 2006-03-31
CIK 319040

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005


                         Commission File Number: 0-9500
                                     ------

                        MOUNTAINS WEST EXPLORATION, INC.
                 (Exact of small business issuer in its charter)

          New Mexico                                    0 85-0280415
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3111 N. Seminary, Suite 1N, Chicago, Illinois                  60657
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (312) 952-7100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          $0.001 Par Value Common Stock
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ].

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

Issuer's revenues for its most recent fiscal year were $111,520.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2005 was $218,506 (based on a market value of $0.38 per share).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,300,018 shares of common stock, par value $.001 were outstanding as of December 31, 2005.

                        MOUNTAINS WEST EXPLORATION, INC.

                               Table of Contents

FORWARD LOOKING STATEMENTS

PART I

Item 1.  Description of Business                                               2

Item 2.  Description of Property                                              10

Item 3.  Legal Proceedings                                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             10

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 7.  Financial Statements                                                 14

Item 8.  Changes  in  and  Disagreements  With  Accountants  on
         Accounting  and Financial Disclosure                                 26

Item 8A. Controls and Procedures                                              26

Item 8B. Other Information                                                    26

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    26

Item 10. Executive Compensation                                               28

Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                           30

Item 12. Certain Relationships and Related Transactions                       31

Item 13. Exhibits and Reports on Form 8-K                                     33

Item 14. Principal Accountant Fees and Services                               34

SIGNATURES                                                                    35

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "believes," "anticipates," "expects," "intends," "plans," "will," "estimates, "and similar words. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under
Item 1, "Description of Business" and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results may differ materially from results anticipated in these forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update them, except as otherwise required by law. In this report, "we," "us," "our" and the "Company" refers to Mountains West Exploration, Inc. and its subsidiaries, if any, unless the context otherwise requires.

                                     PART I

Item 1. Description of Business.

Mountains West Exploration, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on September 17, 1979. Through May 2005, the Company was primarily engaged in the acquisition, exploration and development of coal bed methane leases located in Colorado.

For the past several years, as resources had permitted, the Company had been increasing its activities, but was unable to obtain significant gas income. Management's time and the limited resources of the Company had been used to maintain the properties held, to acquire additional properties and to participate, to the extent possible, in the development of its properties. The Company has been unable to realize consistently profitable operations. In May 2005, the Company disposed of all interests related to the acquisition, exploration and development of natural resources.

On November 15, 2005, the Company entered into a Purchase Agreement with LD Acquisition LLC, a Delaware limited liability company (the "Purchase Agreement"). Both Grander, LLC and DJS Investments II, LLC are members of LD. Mr. Wiskowski, our President and a member of our Board of Directors, is the sole member of Grander, LLC. Also, Mr. Stukel, our Secretary and Treasurer and a member of our Board of Directors, is the sole member of DJS Investments II, LLC. Pursuant to the Purchase Agreement, the Company issued 300,000 shares of our common stock (the "Purchase Shares") to LD, representing approximately 23% of our current outstanding shares of common stock and a warrant to purchase up to 10,000,000 shares of common stock which upon exercise would represent approximately 94% of the then outstanding shares of our common stock.

In connection with this transaction, the Company also changed its business plan. Our Board of Directors desires to pursue business endeavors related to communications commerce, or as otherwise determined by the Board. We are seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (a "Target Business") which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934 ("Exchange Act"). We expect to conduct no business operations in the future, other than our efforts to effectuate a Business Combination.

The Company's shareholders have authorized a change in the name of the Company to a new name in the discretion of the Board of Directors. This requires an amendment to our Articles of Incorporation. The new name has not yet been chosen.

The Company has no subsidiaries.

In March 2006, we entered into a non-binding letter of intent to acquire an online dating and an online education business from Think Partnership, Inc. There can be no assurance that this transaction will be consummated.

Personnel.

The Company has no employees. The Company has retained and intends to retain the services of outside parties for professional services to the extent that it has and will been able to afford such expenses.

RISK FACTORS

At this time we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We are dependent upon the efforts of our officers and directors to effectuate a Business Combination. Assuming our officers and directors are successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business Combinations and will have no control over the decision making relating to such.

Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the
various  federal  and  state   securities  laws  that  regulate  initial  public
offerings.

A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash. We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons. If this occurs, the Company and our shareholders might not realize any type of profit.

Unspecified Industry and Target Business.

We will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business primarily located outside the United States. We are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

Any Target Business that is selected will be required to have audited financial statements prior to the commencement of a Business Combination. To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification.

As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business' Management.

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts. Accordingly, we will be dependent, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

Opportunity for Shareholder Evaluation of Business Combinations.

Our non-affiliate shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, the form of Business Combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's common stock) to shareholders disapproving the proposed Business Combination.

Selection  of  a  Target  Business  and Structuring  of a Business  Combination.

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions may not us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.

In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order: financial condition and results of operation of the Target Business; growth potential and projected financial performance of the Target
Business and the industry in which it operates; experience and skill of management and availability of additional personnel of the Target Business; capital requirements of the Target Business; the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination; the location of the Target Business; competitive position of the Target Business; stage of development of the product, process or service of the Target Business; degree of current or potential market acceptance of the product, process or service of the Target Business; possible proprietary features and possible other protection of the product, process or service of the Target Business; regulatory environment of the industry in which the Target Business operates; costs associated with effecting the Business Combination; and
- equity interest in and possible management participation in the Target Business. The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination cannot presently be ascertained with any degree of certainty.

Our officers and directors only devote a small portion of their time to the operations of the Company, and, accordingly, consummation of a Business Combination may require a greater period of time than if they devoted their full time to the Company's affairs. However, our officers and directors will devote such time as they deem reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination.

Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur. We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of our officers and directors, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through these network of contacts.

We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be valuated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

We will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a Business Combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control may also result in the resignation or removal of our present officer and director. If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired. Management considers it likely that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a Target Business in order to effectuate a Business Combination.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions.

We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto would be applicable.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our common stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our common stock in any market which may develop in our common stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our common stock does not exist.

Conflicts of Interest.

None of our affiliates, officers and directors are required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities.

Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Management may actively negotiate for or otherwise consent to the disposition of any portion of their common stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of common stock held by Management. It is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided.

Competition.

We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive Target Businesses for a Business Combination. There can be no assurances that such Target Businesses will permit us to meet our stated business objective. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

Item 2. Description of Properties.

Offices.

The Company's principal executive offices are now located at 3111 N. Seminary, Suite 1N, Chicago, Illinois 60657. The Company pays no rent for the use of this office space. We do not own any real property.

Item 3.  Legal Proceedings.

There are no legal proceedings now pending to which the Company is a party. Nor is its property the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded over-the-counter, under the symbol MWXI.OB. The Company's common stock is listed by the OTC Bulletin Board Quotation. The high and low bid prices available during each quarter of 2004 and 2005 appear as follows, however, the OTC quotes reflect interdealer prices and are not reliable as to accuracy of individual trades and may not represent actual prices after mark up, mark down, or dealer discounts or commissions.

Bid Prices - 2005*  Bid Prices - 2005*   Bid Prices - 2004   Bid Prices - 2004
------------------------------------------------------------------------------

   1st Quarter       1st Quarter           1st Quarter          1st Quarter
------------------------------------------------------------------------------
       High              Low                  High                   Low
------------------------------------------------------------------------------
       2.25              0.75                 .012                  .001
------------------------------------------------------------------------------

   2nd Quarter       2nd Quarter           2nd Quarter          2nd Quarter
------------------------------------------------------------------------------
       1.50              0.80                 .01                   .001
------------------------------------------------------------------------------

   3rd Quarter       3rd Quarter           3rd Quarter          3rd Quarter
------------------------------------------------------------------------------
       1.10              1.01                 .005                  .001
------------------------------------------------------------------------------

   4th Quarter       4th Quarter           4th Quarter          4th Quarter
------------------------------------------------------------------------------
       1.01              0.38                 .06                   .01


------------------------
*Shareholders of the Company approved a pro-rata reverse split of the issued and outstanding common stock, by which each fifty shares became one share. Fractional shares will be rounded up to the next whole share. The effective date of the reverse split was April 14, 2005 with record date of April 12, 2005. Bid prices for each Quarter in 2005 reflect such split.

There were approximately 1,875 record holders of the Company's common stock on March 31, 2006.

There currently is a limited public market for the Company's common stock in the OTC, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until the Company's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act (the `"Exchange Act") and Securities and Exchange Commission ("SEC") rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

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

The Company has no securities authorized for issuance under any equity compensation plan as of December 31, 2005

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The Company had revenues of $111,520 in 2005 and $163,804 in 2004. The Company incurred operating expenses of $286,518 in 2005 and $158,128 in 2004. The substantial increase in expenses in 2005 was primarily due to higher legal and accounting fees over 2004. The largest components of expense were as follows.

                                    2005                    2004
---------------------------------------------------------------------------
Depreciation                        -0-                      432
---------------------------------------------------------------------------
Consulting                         33,431                  86,337
---------------------------------------------------------------------------
Rent                                -0-                     1,600
---------------------------------------------------------------------------
Transfer Agent                     4,531                    4,000
---------------------------------------------------------------------------
Travel                              -0-                     2,949
---------------------------------------------------------------------------
Legal and Accounting              215,672                  55,760
---------------------------------------------------------------------------

The net profit was $1,433 for 2004 compared to a loss of ($209,416) for 2005 as revenues decreased and expenses also increased. The net loss per share was nominal in each year.

Liquidity and Capital Resources

During the year, the Company had decreased revenue and a decreased cash position, which was insufficient for any significant operations. The Company had cash of $0 and no material illiquid assets at year end.

The Company's only capital resources are its negligible cash assets which may be illiquid, and its common stock which might be sold to raise capital, if any.

Changes in Financial Condition

Year to date for 2005, the Company experienced a decrease in cash position due to increased expenses of the Company in connection with its change in control transaction and costs associated therewith. The Company's total debt increased to approximately $222,450 during the year as a result of expense accruals and debt incurred in connection with such transaction.

NEED FOR ADDITIONAL FINANCING

The Company may not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act). The Company may have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing its goals. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

On February 22, 2006, the Company received $250,000 from LD Acquisition, LLC ("LD"). In return, the Company entered into a Promissory Note with LD, whereby the Company agreed to pay Payee the principal sum of Two Hundred Fifty Thousand and No/100ths Dollars ($250,000.00) (the "Note"). The Note bears simple interest computed at the rate of eight percent (8%) per annum. However, the Company will need to raise additional funds to continue its business activities in the next twelve months.

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

The Company entered into a non-binding letter of intent to acquire online dating and online education business from Think Partnership, Inc. in March 2006. There can be no assurance that this transaction will be consummated. The comsummation of this transaction would require the raise of significant additional funds. There can be no assurances that these funds can or will be raised.

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $222,450, all of which is current, $0 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management hopes to seek and obtain funding, via loans or private placements of stock for operations, to repay debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year.

We have no off-balance sheet financing arrangements or special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7. Financial Statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Mountains West Exploration, Inc.


We have audited the accompanying balance sheets of Mountains West Exploration, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The December 31, 2004 financial statements of Mountains West Exploration, Inc. were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated February 16, 2005.

We conducted our audit "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountains West Exploration, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States.

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

JASPERS + HALL, PC
Denver, Colorado
March 27, 2006

/s/ JASPERS + HALL, PC

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



Michael Johnson & Co., LLC
Denver, Colorado
February 16, 2005


/s/Michael Johnson & Co., LLC
------------------------------

                        MOUNTAINS WEST EXPLORATION, INC.

                                 Balance Sheets


                                                            DECEMBER 31,
                                                            ------------
                                                        2005            2004
                                                        ----            ----
ASSETS:
Current assets:
   Cash                                               $      -        $  30,637
                                                      ----------      ----------
                                                      ----------      ----------

      Total current assets                                   -           30,637
                                                      ----------      ----------
                                                      ----------      ----------

Fixed assets:

   Office Equipment                                          -           15,819
   Lease & Well Equipment                                    -            1,236
                                                      ----------      ----------
                                                      ----------      ----------
                                                             -           17,055
      Less: Accumulated Depreciation                         -          (14,685)
                                                      ----------      ----------
                                                      ----------      ----------

         Total fixed assets                                  -            2,370
                                                      ----------      ----------
                                                      ----------      ----------

Other Assets:
   Undeveloped Property                                      -            1,540
   Well Leases                                               -           17,768
   Mineral Interest                                          -           12,740
                                                      ----------      ----------
                                                      ----------      ----------

      Total other assets                                     -           32,048
                                                      ----------      ----------
                                                      ----------      ----------

TOTAL ASSETS                                          $      -         $ 65,055
                                                      ==========      ==========
                                                      ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Accounts Payable                                   $  25,450        $ 34,861
   Accrued Interest                                       4,433               -
   Note Payable                                         197,000          18,744
                                                      ----------      ----------
                                                      ----------      ----------

      Total current liabilities                         226,883          53,605
                                                      ----------      ----------
                                                      ----------      ----------

Long-Term Debt:
    Long-Term Debt                                           -           24,484
                                                      ----------      ----------
                                                      ----------      ----------

        Total long-term debt                                 -           24,484
                                                      ----------      ----------
                                                      ----------      ----------

Stockholders' equity:
Common Stock, no par value; 50,000,000 shares authorized;
  1,300,018 shares issued and outstanding
  December 31, 2005 and 1,000,018 shares issued
  and outstanding December 31, 2004                   1,582,786       1,579,786
 Retained Earnings (Deficit)                         (1,809,669)     (1,592,820)
                                                    ------------     -----------
                                                    ------------     -----------

    Total stockholders' equity (deficit)               (226,883)        (13,034)
                                                    ------------     -----------
                                                    ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)  $       -        $  65,055
                                                    ============     ===========

   The accompanying notes are an integral part of these financial statements.

                        MOUNTAINS WEST EXPLORATION, INC.

                            Statements of Operations

                                                               Year Ended
                                                              December 31,
                                                         -----------------------
                                                          2005          2004
                                                         ---------     ---------

CONTINUING OPERATIONS:

REVENUE:                                            $      -           $      -
                                                    ---------         ----------

EXPENSES:
   Legal Fees                                         25,000                  -
   Transfer Agent Fees                                   450                  -
                                                    ---------         ---------

OTHER INCOME AND EXPENSE
   Interest Expense                                    4,433                  -
                                                    ---------         ---------

TOTAL OPERATING (LOSS) FROM CONTINUED OPERATIONS     (29,883)                 -
                                                    ---------         ---------

DISCONTINUED OPERATIONS:

REVENUE
   Oil & Gas Income                                 $ 111,520         $ 163,801
                                                    ---------         ---------

       Net Income                                     111,520           163,801
                                                    ---------         ---------

EXPENSES:
   Bank Charges                                            -                 38
   Consulting                                          36,431            86,337
   Depreciation                                            -                432
   Dues & Subscriptions                                    -                367
   Legal and Accounting                               215,672            55,760
   Meals & Entertainment                                   -                185
   Office Expenses                                      5,253               563
   Postage                                              2,354               444
   Rent                                                    -              6,000
   Taxes                                                  277               571
   Telephone                                               -              1,482
   Transfer Agent Expense                               4,081             2,750
   Travel                                                  -              2,949
   Write- Off Assets                                   34,418
   Vehicle Expense                                         -                245
                                                     ---------        ---------

TOTAL EXPENSES                                         298,486          158,123
                                                     ---------        ---------

OTHER INCOME AND EXPENSE
   Interest Expense                                        -              4,245
                                                     ---------        ---------

TOTAL OTHER INCOME & EXPENSE                               -              4,245
                                                     ---------        ---------

NET OPERATING PROFIT (LOSS) FROM DISCONTINUED
   OPERATIONS                                        (186,966)            1,433
                                                     ---------        ---------

TOTAL OPERATING PROFIT (LOSS) FROM ALL
   OPERATIONS                                       $(216,849)        $   1,433
                                                    ==========        =========

PER SHARE INFORMATION:

   Weighted average number of
     common shares outstanding                      1,037,802           999,994
                                                    ---------         ---------

NET LOSS PER COMMON SHARE FOR DISCONTINUED
   OPERATIONS                                      $   (0.18)         $  (0.02)

NET LOSS PER COMMON SHARE FOR CONTINUING
   OPERATIONS                                          (0.03)                 -

NET LOSS PER COMMON SHARE                          $   (0.21)         $  (0.02)
                                                    =========         =========

   The accompanying notes are an integral part of these financial statements.

                        MOUNTAINS WEST EXPLORATION, INC.
                            Statements of Cash Flows

                               (Indirect Method)

                                                             Year Ended
                                                            December 31,
                                                    ----------------------------
                                                    ----------------------------
                                                         2005             2004
                                                         ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit (Loss)                                     $ (216,849)        $ 1,433

   Depreciation                                                -             432
   Decrease in Other Assets                               34,418               -
   Increase in Accrued Interest                            4,433               -
   Increase (Decrease) in Accounts Payable                (9,411)         34,861
                                                    ------------     -----------

NET CASH FLOWS USED BY OPERATIONS                       (187,409)         36,726
                                                    ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of Equipment & Leases                             -         (17,768)
                                                    ------------     -----------

CASH FLOWS USED BY INVESTING ACTIVITIES                       -         (17,768)
                                                    ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment to Notes Payable                            (43,228)        (25,032)
    Issuance of Common Stock                              3,000          25,000
    Proceeds from Notes Payable                         197,000               -
                                                    ------------     -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES         156,772             (32)
                                                    ------------     -----------

NET INCREASE (DECREASE) IN CASH                         (30,637)         18,926
                                                    ------------     -----------

CASH AT BEGINNING OF PERIOD                              30,637          11,711
                                                    ------------     -----------

CASH AT END OF PERIOD                                       $ -        $ 30,637
                                                    ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for Interest                                   $ -         $ 4,245
                                                    ============     ===========

   Cash paid for income taxes                               $ -             $ -
                                                    ============     ===========

   The accompanying notes are an integral part of these financial statements.

                        MOUNTAINS WEST EXPLORATION, INC.

                         Stockholders' Equity (Deficit)
                               December 31, 2005


                                                       Retained
                                   Common Stock        EARNINGS
                             -----------------------   --------
                             # of Shares    Amount     (Deficit)      Totals
                             -----------    ------     ---------      ------

Balance - December 31, 2001     740,409    1,554,786   (1,573,676)    (18,890)
                             -----------  ----------  -----------  -----------

Net Loss for year                     -            -       (4,094)      (4,094)
                             ----------   ----------  -----------  -----------

Balance - December 31, 2002     740,409    1,554,786   (1,577,770)     (22,984)
                             ----------   ----------  -----------  -----------

Net Loss for year                     -            -      (16,483)     (16,483)
                             ----------   ----------  -----------  -----------

Balance - December 31, 2003     740,409    1,554,786   (1,594,253)     (39,467)
                             ----------   ----------  -----------  -----------

Issuance of stock for cash      259,609       25,000            -       25,000
Net Profit for the Year               -            -        1,433        1,433
                             ----------   ----------  -----------  -----------

Balance - December 31, 2004   1,000,018    1,579,786   (1,592,820)     (13,034)
                             ----------   ----------  -----------  -----------

Issaunce of stock for Cash      300,000        3,000            -        3,000
Net Loss for Year                     -            -     (216,849)    (216,849)
                             ----------   ----------  -----------  -----------

Balance - December 31, 2005   1,300,018   $1,582,786  $(1,809,669)  $ (226,883)
                             ==========   ==========  ===========  ===========


All shares of stock reflect a 1 for 50
reverse split in April 2005



   The accompanying notes are an integral part of these financial statements

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2005


Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

Mountain West Exploration, Inc. (MWEX) was incorporated in the state of New Mexico on September 17, 1979. It is primarily organized for the purpose of acquiring interests in undeveloped oil and gas and mineral leases, reselling all or part of its interest in these leases to other companies in the oil and gas industry and engaging in other oil and gas activities. In connection with the changes in control of the Company, we will also change our business plan. Prior to the change in control, we had been involved in the mineral exploration and gas production industry and had not realized consistently profitable operations. In connection with the change of control, our board of directors desires to pursue business endeavors related to communications commerce or as otherwise determined by such board of directors. Accordingly, our board intends to seek additional capital to enable us to fund the purchase of one or more business with a particular focus thereon. The Company's fiscal year end is December 31.

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

NET EARNINGS (LOSS) PER SHARE:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period. The warrants were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive.

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2005


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

                                          December 31, 2005   December 31, 2004
Deferred tax assets
    Net operating loss carryforwards      $ 1,809,669         $ 1,578,155
    Accumulated Depreciation                    -0-                14,685
    Valuation allowance                    (1,809,669)          (1,592,820)
                                          ------------        -------------
    Net deferred tax assets               $         0           $        0
                                          ------------        -------------
                                          ------------        -------------

At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,809,669 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2011.

Note 3 - NOTES PAYABLE - RELATED PARTY

Following is the summary of Notes Payable at December 31, 2005;

LD Acquisition,  LLC - A one-year loan at 18% interest per
annum.                                                                 $ 197,000
                                                                       ---------
Total Notes Payable                                                    $ 197,000
                                                                       ---------

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

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2005


Note 5 - CAPITAL STOCK TRANSACTIONS:

     The authorized capital stock of the Company was established at 50,000,000 with no par value. In April 2005 the Company authorized a 1 for 50 reverse split. All shares of stock have been adjusted to reflect this reverse split. In November 2005 the Company issued 300,000 shares of stock for cash to LD Acquisition, LLC. In November 2005 the Company issued warrants to purchase 10,000,000 shares of common stock in the Company to LD Acquisition, LLC.

Note 6 - SEGMENT INFORMATION

Until early 2005 Mountains West Exploration operated primarily in a single operating segment, acquiring interests in unproved oil, gas and mineral leases and engaging in other oil and gas activities. The Company is currently a "shell company."

Note 7 - FINANCIAL ACCOUNTING DEVELOPMENTS:

Recently Issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2005

Note 7 - FINANCIAL ACCOUNTING DEVELOPMENTS (Cont):

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4." The statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                December 31, 2005

Note 7 - FINANCIAL ACCOUNTING DEVELOPMENTS (Cont):

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, DETERMINING THE AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

Note 8 - DISCONTINUED OPERATIONS:

Due to the unitization of the Company's fractional interests in wells into the Spanish Peaks Federal unit by the operator, which resulted in a revenue back charge estimated at $40,000 for overpayment of revenue, and the anticipation of future charges to revenues for development and workover, the Company has assigned its interest in the Spanish Peaks unit to a non-affiliate in consideration for the assumption of all of the revenue back charges and future assessments.

Note 9 - SUBSEQUENT EVENT:

On March 22, 2006 Think Partnership, Inc. announced that it has signed a letter of intent to sell its online dating and online education business to Mountains West Exploration, Inc.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Michael Johnson & Co., LLC, formerly auditors for the Company, was dismissed as auditor on June 1, 2005. Jaspers + Hall, PC were engaged as auditors for the Company on June 1, 2005. The Change of Accountants was approved by the Board of Directors. In connection with audit of the two most recent fiscal years and through the date of termination of such accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

No other principal independent accountant resigned (or declined to stand for re-election) or was dismissed during the Company's two most recent fiscal years or any later interim period.

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

Item 8B. Other Information

                                    PART III

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers as of date of filing of this report.

          Name              Age          Positions held with Company
-------------------------------------------------------------------------------
Lee Wiskowski                39          Director, President

Douglas Stukel               36          Director, Treasurer and Secretary


Background information about each director and executive officer is as follows:

Lee Wiskowski, President and Director, age 39. On November 15, 2005, Mr. Wiskowski was appointed to serve as our President and as a member of our board of directors. Mr. Wiskowski also serves as a director of Capital Growth Systems, Inc. ("CGS") and as a co-chief executive officer of CGS. In 1994, Mr. Wiskowski was the co--founder of Madison Securities and early in 1999 was a co-founder of Advanced Equities, Inc., both NASD licensed broker-dealers focusing on emerging growth companies. During his tenure with these two companies, Mr. Wiskowski had significant responsibility in the companies' raising of capital for private and public placements, primarily of high technology companies. Mr. Wiskowski sold his interest to the other principals of Advanced Equities approximately five years ago. Since December 2002, Mr. Wiskowski has been engaged in the business of providing financial and advisory services to emerging growth companies through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms. As the sole owner of Grander, LLC and co-founder of Momentum Capital, LLC, Mr. Wiskowski's responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Wiskowski also serves as a director of Health Partnership, Inc. ("HHPN") and officer.

Douglas Stukel, Secretary, Treasurer and Director, age 36. On November 15, 2005, Mr. Stukel was appointed to serve as our Secretary and Treasurer and as a member of our board of directors. Mr. Stukel also serves as a director of Capital Growth Systems, Inc. ("CGS") and as the co-chief executive officer of CGS. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the majority stake in CGS, and subsequently raised substantial capital to fund working capital requirements in connection with CGS' acquisitions of Nexvu Technologies, LLC and Frontrunner Network Systems, Inc. In addition, Mr. Stukel is a co--founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. Mr. Stukel served as the president of Cendant Home Funding, a residential mortgage company based in Joliet, Illinois, from 1997 until 2001. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held firm providing financial advisory services in connection with mergers and acquisitions and analysis as to strategic alternatives. As a co-founder of Momentum Capital, LLC, Mr. Stukel's responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr.
Stukel also serves as a director of Health Partnership, Inc. ("HHPN") and officer.

Other Information regarding our Directors and Executive Officers

There are no family relationships among the current executive officers and directors. Also, none of our executive officers or directors are involved in a proceeding adverse to us. Additionally, none of such persons are or have been:

o involved in a bankruptcy petition filed by or against any business of which such persons was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

o convicted of a criminal proceeding or is being subject to a pending criminal proceeding;

o subject to any order, judgment r decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limited his involvement in any type of business, securities or banking activities; or

o found by a court of competent jurisdiction, the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended or vacated.

Employment Agreements

We do not have employment agreements with Messrs. Wiskowski or Stukel. We may enter into such agreements in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who own more than 10% of our outstanding common stock file initial reports of ownership and reports of changes in ownership in the common stock with the SEC. Officers, directors and stockholders who own more than 10% of the outstanding common stock of the Company are required by the SEC to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required during the year ended December 31, 2005, all officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for each fiscal year ended December 31, 2005, 2004, 2003 for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

------------------------------------------------------------------------------
Name and             Fiscal     Annual        Awards   Salary   Bonus   Other
Principal            Year       Compensation                            Annual
------------------------------------------------------------------------------
Robert Doak          2005         0             0        0        0       0
President/CEO
and Director
(Resigned 2004)
------------------------------------------------------------------------------
                     2004         $86.337       0        0        0       0
------------------------------------------------------------------------------
                     2003         $64,834       0        0        0       0
------------------------------------------------------------------------------
David Shier,         2005         0             0        0        0       0
Secretary &
Director
(Resigned 2004)
------------------------------------------------------------------------------
                     2004         0             0        0        0       0
------------------------------------------------------------------------------
                     2003         0             0        0        0       0
------------------------------------------------------------------------------
Denis Iler           2005         0             0        0        0       0
President/CFO
Director
(Resigned 2005)
------------------------------------------------------------------------------
                     2004         0             0        0        0       0
------------------------------------------------------------------------------
                     2003         0             0        0        0       0
------------------------------------------------------------------------------
Redgie Green         2005         0             0        0        0       0

Secretary &
Treasurer
Director
(Resigned 2005)
---------------------------------------------------------------------------
                     2004        NA            NA       NA
---------------------------------------------------------------------------
                     2003        NA            NA       NA
---------------------------------------------------------------------------
Lee Wiskowski        2005        0             0        0
---------------------------------------------------------------------------
President/Director   2004        NA            NA       NA
---------------------------------------------------------------------------
                     2003        NA            NA       NA
---------------------------------------------------------------------------
Doug Stukel          2005        0             0        0
---------------------------------------------------------------------------
Secretary/Treasurer  2004        NA            NA       NA
and Director
---------------------------------------------------------------------------
                     2003        NA            NA       NA
---------------------------------------------------------------------------
All Officers &       2005        0             0        0
Directors as a
group
---------------------------------------------------------------------------
                     2004        $86,337       0        0
---------------------------------------------------------------------------
                     2003        $64,834       0        0
---------------------------------------------------------------------------


Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees, nor does it have a Long Term Incentive Programs.

Audit Committee

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

        (6) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

        (7) The nominating committee's process for identifying and evaluating nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership of the Company's common stock as of December 31, 2005 by: (i) each director and executive officer of the Company (including options, warrants or other rights exercisable within 60 days); (ii) all officers and executive officers, as a group, and (iii) all persons known by the Company to own more than 5% of the Company's common stock. The table shows beneficial ownership of the Shares. Except as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned. On December 31, 2005, there were 1,300,018 shares of common stock outstanding.

                                                        Shares      Percentage
--------------------------------------------------------------------------------
Lee Wiskowski, Director and President (1)               725,000         56%
c/o 3111 N. Seminary
Suite 1 N
Chicago, Illinois 60657
--------------------------------------------------------------------------------
Douglas Stukel, Director, Secretary and Treasurer(2)    725,000         56%
24750 Manor Drive
Shorewood, IL  60431
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
All executive officers and directors as a group         725,000         56%
--------------------------------------------------------------------------------

(1) Of the shares reported in the chart above, 725,000 shares are owned directly by LD Acquisition, LLC, an Illinois limited liability company, of which Grander, LLC is a member. 10,000,000 shares may also be acquired upon the exercise of the Warrant owned directly by LD Acquisition, LLC, of which Grander, LLC is a member. Mr. Wiskowski is the sole member of Grander, LLC.

(2) Of the shares reported in the chart above, 725,000 shares are owned directly by LD Acquisition, LLC, an Illinois limited liability company, of which DJS Investments II, LLC is a member. 10,000,000 shares may also be acquired upon the exercise of the Warrant owned directly by LD Acquisition, LLC, of which DJS Investments II, LLC is a member. Douglas Stukel is the sole member of DJS Investments II, LLC.

The Company has no securities authorized for issuance under any equity compensation plan.

Item 12. Certain Relationships and Related Transactions.

The Company paid Robert Doak $86,337 in consulting fees for his services in 2004. Mr. Doak was President and a Director of the Company until November 3, 2004.

The Company entered into a Share Purchase Agreement (the "Purchase Agreement") with LD Acquisition LLC, a Delaware limited liability company ("LD"). Pursuant to the terms of the Purchase Agreement, on November 15, 2005: we issued 300,000 shares of our common stock (the "Purchase Shares") to LD, representing approximately 23% of our current outstanding shares of common stock, (including such newly issued shares) and a warrant to purchase up to 10,000,000 shares of common stock, which upon exercise would represent approximately 94% of the then outstanding shares of our common stock.

Also on November 15, 2005, LD entered into a Share Purchase Agreement ("SPA") with Skye Blue Ventures LLC, a Colorado limited liability company controlled by Dennis Iler ("Skye Blue"). Pursuant to the SPA, LD acquired 425,000 shares of common stock of the Company from Skye Blue, in exchange for a cash payment of $230,000. Denis Iler was a Director of the Company from March 4, 2005 through December 18, 2005. On November 15, 2005, Mr. Denis Iler resigned from his positions as our Chief Executive Officer, President, Secretary and Treasurer.

Corporate Governance

We are not a "listed company" under SEC rules and are, therefore, not required to have an audit committee comprised of independent directors. Our entire Board serves as our audit committee. No member of our Board is considered "independent" pursuant to Section 10A(m)(3) of the Securities Act of 1934, as amended. The Board has determined that its members are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication. Accordingly, the

Board believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations of members of the audit committee.

Additionally, our Board does not have a standing compensation or nominating committee. Because we do not have such committees, our full Board performs the functions of such committees. In considering director nominees, at a minimum, our Board will consider: (i) whether the director nominee provides the appropriate experience and expertise in light of the other members currently serving on the board and any other factors relating to the ability and willingness of a nominee to serve on the board, (ii) the number of other boards and committees on which the nominee serves, and (iii) the director nominee's business or other relationship, if any, with us, including whether the director nominee would he subject to a disqualifying factor in determining the nominee's "independence" as defined by the listing standards of the relevant securities exchanges. Our Board has not adopted procedures for the recommendation of nominees for the board of directors. Our Board will accept nominations from our shareholders.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  EXHIBIT
          NUMBER   DESCRIPTION OF DOCUMENT

          3.1  --  Articles and Bylaws(1)

          24.1 --  Powers of Attorney. (Contained on signature page)*

          31.1 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.2 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32.1 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          32.2 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          * filed herewith

          (1)  The  Registrant's   Articles  of  Incorporation  and  Bylaws  are
          incorporated herein by reference to SEC file No. 2-69024, filed September 2, 1980.

     (b) Reports on Form 8-K:

          The Registrant filed reports on Form 8-K during the last quarter of the period covered by this Report as follows:

          8-K       November 15, 2005, Filed November 21, 2005
          8-K       December 19, 2005, Filed December 23, 2005


There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

Item 14. Principal Accountant Fees and Services

General. Jaspers + Hall, PC ("JH" or "Auditors") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining JH's independence.

Audit Fees. JH billed the Company $8,000 for the following professional sevices: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005. Michael Johnson & Co., LLC, the Company's previous auditors, billed the Company $4,000 for the 2004 audit. JH charged the Company $5,000 for the 2005 Audit.

There were no tax fees or other fees in 2005 or 2004 paid to Auditors or Auditor's affiliates or the Company's previous auditors or affiliates.

The Company's Board of Directors acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2004.

All audit work was performed by the auditors' full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAINS WEST EXPLORATION, INC.

Date: March 31, 2006

/s/Lee Wiskowski
----------------------
President

We, the undersigned directors and officers of Mountains West Exploration, Inc., do hereby constitute and appoint, Lee Wiskowski or Douglas Stukel, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Act of 1933, as amended, and any rules, regulations and requirements of the
Securities and Exchange Commission, in connection with the aforesaid annual report on Form 10-KSB, including specifically, but without limitation, the power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including any post-effective amendment(s)) hereto and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. In accordance with the requirements of the Securities Act of 1933, as amended, this report was signed by the following persons in the capacities and on the date(s) stated:

Date: March 31, 2006

/s/Lee Wiskowski
-----------------------
Lee Wiskowski, Director

Date: March 31, 2006

/s/Douglas Stukel
-----------------------
Douglas Stukel, Director

                                LIST OF EXHIBITS


24.1 -- Powers of Attorney. (Contained on signature page)

31.1 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -- Officer's Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.