Form 10-Q
period 2006-03-31
MOUNTAINS WEST EXPLORATION INC
filed 2006-05-22
CIK 319040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006


                         Commission File Number: 0-9500


                        MOUNTAINS WEST EXPLORATION, INC.
        (Exact name of small business issuer as specified in its charter)

                New Mexico                                85-0280415
        (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)                 Identification No.)

3111 N. Seminary, Suite 1N, Chicago, Illinois               60657
---------------------------------------------               --------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (312) 952-7100


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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at May 15, 2006, was 1,300,018 shares.

                               Table of Contents

                         PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Balance Sheets March 31, 2006 (unaudited) and December 31, 2005.........................  2

        Statements of Operations for the Three Months ended March 31, 2006......................  3

        Statements of Stockholders Equity (Deficit) March 31, 2006 (unaudited)..................  4

        Statements of Cash Flows for the Three Months ended March 31, 2006 .....................  5

        Notes to Consolidated Financial Statements (unaudited)..................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...  8

Item 3  Controls and Procedures................................................................. 11


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................................... 11

Item 2. Changes in Securities................................................................... 11

Item 3. Defaults upon Senior Securities......................................................... 11

Item 4. Submission of Matters to a Vote of Security Holders..................................... 11

Item 5. Other Information....................................................................... 11


Item 6. Exhibits and Reports on Form 8-K........................................................ 11

Signatures...................................................................................... 12


PART I. FINANCIAL INFORMATION











                        MOUNTAINS WEST EXPLORATION, INC.

                              FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                        MOUNTAINS WEST EXPLORATION, INC.
                                 Balance Sheets
                                 March 31, 2006
                                   (Unaudited)

                                                                           Unaudited                Audited
                                                                           March 31,              December 31,
                                                                             2006                     2005
                                                                       ----------------         ---------------

ASSETS
   Current Assets:
      Cash                                                                    $ 35,500            $          -
                                                                       ----------------         ---------------

         Total Current Assets                                                   35,500                       -
                                                                       ----------------         ---------------

   Other Assets:
      Deposit                                                                  250,000                       -
                                                                       ----------------         ---------------

         Total Other Assets                                                    250,000                       -
                                                                       ----------------         ---------------

TOTAL ASSETS                                                                 $ 285,500            $          -
                                                                       ================         ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                                                          61,979                  25,450
      Accrued Interest                                                           4,433                   4,433
      Notes Payable                                                            235,000                 197,000
                                                                       ----------------         ---------------

         Total Current Liabilities                                             301,412                 226,883
                                                                       ----------------         ---------------

   Long-Term Debt:
      Notes Payable - Convertible Debentures                                   247,500                       -
                                                                       ----------------         ---------------

      Total Long-Term Debt                                                     247,500                       -
                                                                       ----------------         ---------------

   Stockholders Equity
     Common stock, no par value, 50,000,000 shares                           1,582,786               1,582,786
        authorized, 1,300,018 shares issued and outstanding
        March 31, 2006 and December 31, 2005
      Retained Earnings (Deficit)                                           (1,846,198)             (1,809,669)
                                                                       ----------------         ---------------

         Total Stockholders' Equity (Deficit)                                 (263,412)               (226,883)
                                                                       ----------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 285,500                     $ -
                                                                       ================         ===============

The accompanying notes are an integrated part of these financial statements.

                        MOUNTAINS WEST EXPLORATION, INC.
                             Statement of Operations
                                 March 31, 2006
                                   (Unaudited)


                                                         Three-Months Ended
                                                            March 31,
                                                --------------------------------
                                                     2006                2005
                                                -----------          -----------

REVENUE:
    Revenue                                      $        -            $ 62,510
                                                ------------         -----------
Total Income                                              -              62,510
                                                ------------         -----------
EXPENSES:
    Operating Expenses                                  615              27,649
    Administration Expenses                          35,914              18,796
                                                ------------         -----------
TOTAL EXPENSES                                       36,529              46,445
                                                ------------         -----------
NET LOSS FROM OPERATIONS                         $  (36,529)           $ 16,065
                                                ============         ===========

PER SHARE INFORMATION:

     Weighted average number
     of common shares outstanding                 1,300,018             999,994
                                                ------------         -----------
Net Loss per common share                        $    (0.03)            $     -
                                                ============         ===========

The accompanying notes are an integrated part of these financial statements.

                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                                 March 31, 2006
                                   (Unaudited)


                                                                   Deficit
                                            COMMON STOCKS      Accum. During      Total
                                       ---------------------    Development     Stockholders'
                                       # of Shares   Amount        Stage           Equity
                                                                -------------   -------------

Balance - December 31, 2001              740,409    1,554,786     (1,573,676)      (18,890)
                                       ---------   ----------   -------------   -------------
Net Loss for Year                              -            -         (4,094)       (4,094)
                                       ---------   ----------   -------------   -------------
Balance - December 31, 2002              740,409    1,554,786     (1,577,770)      (22,984)
                                       ---------   ----------   -------------   -------------
Net Loss for Year                              -            -        (16,483)      (16,483)
                                       ---------   ----------   -------------   -------------
Balance - December 31, 2003              740,409    1,554,786     (1,594,253)      (39,467)
                                       ---------   ----------   -------------   -------------
Issuance of stock for cash               259,609       25,000              -        25,000
Net Profit for the Year                        -            -          1,433         1,433
                                       ---------   ----------   -------------   -------------
Balance - December 31, 2004            1,000,018    1,579,786     (1,592,820)      (13,034)
                                       ---------   ----------   -------------   -------------
Issuance of stock for cash               300,000        3,000             -          3,000
Net Loss for Year                              -            -       (216,849)     (216,849)
                                       ---------   ----------   -------------   -------------
Balance - December 31, 2005            1,300,018    1,582,786     (1,809,669)     (226,883)
                                       ---------   ----------   -------------   -------------
Net Loss for Period                            -            -        (36,529)      (36,529)
                                       ---------   ----------   -------------   -------------
Balance - March 31, 2006               1,300,018   $1,582,786   $ (1,846,198)   $ (263,412)
                                       =========   ==========   =============   =============
All shares of stock reflects a 1 for
50 reverse split in April 2005


The accompanying notes are an integrated part of these financial statements.

                       MOUNTAINS WEST EXPLORATION, INC.
                             Statement of Cash Flows
                                 March 31, 2006
                                   (Unaudited)


                                                              Three-Months Ended
                                                                   March 31,
                                                         --------------------------
                                                            2006            2005
                                                         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Profit/Loss                                        $(36,529)       $ 16,065
   Adjustments to reconcile net loss to net cash used
      by operating activities
   Changes in operating assets and liabilities
      Increase in Accounts Payable and Accruals             36,529         (34,861)
      (Increase) in Other Assets                          (250,000)              -
                                                         ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                     (250,000)        (18,796)
                                                         ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable - Convertible               247,500
   Proceeds from Notes Payable                              38,000               -
                                                         ----------      ----------
NET CASH USED FOR FINANCING ACTIVITIES                     285,500               -
                                                         ----------      ----------
NET INCREASE IN CASH & CASH EQUIVALENTS                     35,500         (18,796)
                                                         ----------      ----------
BEGINNING CASH & CASH EQUIVALENTS                                -          30,637
                                                         ----------      ----------
ENDING CASH & CASH EQUIVALENTS                            $ 35,500        $ 11,841
                                                         ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                 $      -        $    297
                                                         ==========      ==========
   Cash paid for Income Taxes                             $      -        $      -
                                                         ==========      ==========

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                 March 31, 2006

Note 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Mountains West Exploration, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and 2005, and the related cash flows for the three-months ended March 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 - GOING CONCERN:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - NOTES PAYABLE - RELATED PARTY:

Following is the summary of Notes Payable at March 31, 2006:

         LD Acquisition, LLC - A one year loan at 18% interest
         per annum.                                                     $235,000
                                                                         =======

Note 4 - NOTES PAYABLE - CONVERTIBLE DEBENTURE:

On March 31, 2006 the Company had the following additional Notes
Payable:

    Note payable to William Kargle, bearing 7% interest per annum,
    due March 1, 2007 unless sooner converted.                         $  35,000

    Note payable to Thomas Case, bearing 7% interest per annum,
    due March 1, 2007, unless sooner converted.                           25,000

    Note payable to Northwest Cedar Products, or its designees, bearing 7% interest per annum, due March 1, 2007, unless
    sooner converted.                                                     62,500

    Note payable to Anthony Gagliardi, bearing 7% interest per annum,
    due March 1, 2007, unless sooner converted.                           25,000

    Note payable to Albert Pick III, bearing 7% interest per annum,
    due March 1, 2007, unless sooner converted.                          100,000
                                                                         -------

                                  Total Notes Payable                   $247,500
                                                                        --------

These notes are all convertible at a 25% discount to the Private Placement offering price of approximately $1.25 per share. This Private Placement is in process of raising capital and should take place in the second quarter of 2006.

Note 5 - DISCONTINUED OPERATIONS:

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

Note 6 - SUBSEQUENT EVENT:

On March 22, 2006, the Company signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. the Company has paid Think Partnership, Inc. a deposit of $250,000 to be credited against the purchase price if the transaction is completed. The $250,000 deposit will only be returned to the Company, if Think Partnership sells the Selected Subsidiaries to a third party. Think Partnership, Inc. has also agreed to pay Mountains West Exploration, Inc. a breakup fee of $250,000. Mountains West Exploration, Inc. has borrowed the funds for this deposit from a related party, LD Acquisition, LLC, a Delaware limited liability company ("LD").

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

            (g) litigation with or legal claims and allegations by outside parties; or

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

Results of Operations for the Three-Months Ended March 31, 2006 compared to Same Period in 2005

            The Company had revenues of $0 in the three month period in 2006 compared to $62,510 in the period in 2005 from production sales from fractional working interests. The Company divested itself of fractional producing working interests in June 2005, when the production was unitized by the operator and the Company was notified of significant back charges against future revenues, as well as a significantly reduced ownership in the unit. The cost of goods sold was $0 and $0 in the three month period in 2006 and 2005 respectively.

            The Company experienced $615 in operating expense in the three month period in 2006 compared to $27,649 in such expense in the same period in 2005. There was administrative expense incurred in the period of $35,914 in 2006 and $18,796 in 2005. The total expenses in the period were $36,529 in 2006 and $46,445 in 2005. The net loss for the period was ($36,929) in 2006 compared to a net profit of 16,065 in 2005 for the same period. The net loss per share was (0.03) in the period in 2006 as compared to a net profit per share of less than $0.01 in 2005.

Changes in Financial Condition

            Year to date the Company experienced an increase in cash position to $35,500 at quarter end. The Company's long term debt is $247,500. The Company has total current liabilities in the amount of $301,412. The Company expects the trend will be increased losses due to no revenues.

Liquidity and Capital Resources

            Year to date, the Company had a increased cash position, which remains insufficient for any significant operations. The Company had $35,500 in cash at quarter end. The Company's total assets are $285,500.

            The Company's only capital resources are its common stock which might be sold to raise capital.

NEED FOR ADDITIONAL FINANCING

            The Company does not have capital sufficient to meet the Company's cash needs, to operate, and pay debt, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, that without funds it will ultimately allow the Company to carry out its business. The Company will need to raise additional funds to continue and expand its business activities in the next twelve months.

            No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be other than available to the Company to allow it to cover its expenses as they may be incurred.

            Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

            On March 22, 2006, the Company signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. The Company has paid Think Partnership, Inc. a deposit of $250,000 to be credited against the purchase price if the transaction is completed. The $250,000 deposit will only be returned to the Company if Think Partnership sells the Selected Subsidiaries to a third party. Think Partnership, Inc. has also agreed to pay the Company a breakup fee of $250,000. The Company has borrowed the funds for this deposit from a related party, LD. There can be no assurance that this transaction will be consummated. The consummation of this transaction would require the raise of significant additional funds and the satisfaction of several additional conditions. There can be no assurances that these funds can or will be raised.

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

SUBSEQUENT EVENTS

            On February 6, 2006 the Company entered into a Letter of Extension with LD, an entity indirectly owned by Lee Wiskowski and Doug Stukel. The Letter of Extension extends the due date of the Promissory Note, made by the Company to LD on November 15, 2005 for the principal amount of One Hundred Ninety-Seven Thousand and NO/100 Dollars ($197,000) together with simple interest computed at a rate of (18%) per annum, to May 6, 2006 (the "Note"). This note was further extended on May 11, 2006 to extend such due date to November 15, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

            We are not a party to any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

            a. Evaluation of Disclosure Controls and Procedures:

            As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            NONE

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

            NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            NONE

ITEM 5.     OTHER INFORMATION.

            NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)        31         302 Sarbanes-Oxley Certification
                       31.1       302 Sarbanes-Oxley Certification
                       32         906 Sarbanes-Oxley Certification
                       32.1       906 Sarbanes-Oxley Certification

            (b)        Reports on Form 8-K.

                       8K filed 2/10/06
                       8K filed 2/28/06

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 22, 2006
                                                    /S/LEE WISKOWSKI
                                                    ----------------------------
                                                    Lee Wiskowski, President


                                                    /S/DOUGLAS STUKEL
                                                    ----------------------------
                                                    Douglas Stukel, Treasurer
                                                   (principal financial officer)