Form 10-Q
period 2006-06-30
MOUNTAINS WEST EXPLORATION INC
filed 2006-08-21
CIK 319040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006


                         Commission File Number: 0-9500


                        MOUNTAINS WEST EXPLORATION, INC.
        (Exact name of small business issuer as specified in its charter)

                 New Mexico                                   85-0280415
       (State or other jurisdiction of                      (IRS Employer
        incorporation or organization)                     Identification No.)

 3111 N. Seminary, Suite 1N, Chicago, Illinois                 60657
 ----------------------------------------------           -------------------
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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, at August 15, 2006, was 1,300,018 shares.


                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements......................................1

Balance Sheets June 30, 2006 (unaudited) and December 31, 2005.................2

Statements of Operations for the Three Months and Six Months ended June 30,
2006...........................................................................3

Statements of Stockholders Equity (Deficit) June 30, 2006 (unaudited)..........4

Statements of Cash Flows for the Three Months ended June 30, 2006 .............5

Notes to Consolidated Financial Statements (unaudited).........................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations..........................................................8

Item 3  Controls and Procedures...............................................11

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................11

Item 2. Changes in Securities.................................................11

Item 3. Defaults upon Senior Securities.......................................11

Item 4. Submission of Matters to a Vote of Security Holders...................11

Item 5. Other Information.....................................................11

Item 6. Exhibits and Reports on Form 8-K......................................11

Signatures....................................................................12


                          PART I. FINANCIAL INFORMATION

ITEM  1     CONSOLIDATED FINANCIAL STATEMENTS


                         Mountains West Exporation, Inc.
                              Financial Statements
                         Six Months Ended June 30, 2006
                                  (UNAUDITED)

                        Mountains West Exploration, Inc.
                              Balance Sheets as of
                                  June 30, 2006
                        (Unaudited) and December 31, 2005
                                   (Audited)



                                                                    Unaudited            Audited
                                                                    June 30,          December 31,
                                                                      2006                2005
                                                                 ----------------     --------------

ASSETS

   Current Assets:


      Cash                                                        $      15,500        $     -
                                                                 ----------------     --------------


         Total Current Assets                                            15,500              -
                                                                 ----------------     --------------

   Other Assets:

      Deposit for Acquisition                                           250,000              -
                                                                 ----------------     --------------


         Total Other Assets                                             250,000              -
                                                                 ----------------     --------------



TOTAL ASSETS                                                        $   265,500        $     -
                                                                 ================     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current Liabilities:

      Accounts Payable                                                   99,982             25,450

      Accrued Interest                                                   14,783              4,433

      Notes Payable - Convertible Debentures                            347,500              -
      Notes Payable - Related Party                                     115,000            197,000
                                                                 ----------------     --------------

         Total Current Liabilities                                      577,265            226,883
                                                                 ----------------     --------------


   Stockholders Equity (Deficit)
     Common stock, no par value, 50,000,000 shares                    1,582,786         1,582,786
        authorized, 1,300,018 shares issued and outstanding
        June 30, 2006 and December 31, 2005 respectively
      Retained Earnings (Deficit)                                    (1,894,551)       (1,809,669)
                                                                 ----------------     --------------

         Total Stockholders' Equity (Deficit)                          (311,765)         (226,883)
                                                                 ----------------     --------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $     265,500        $     -
                                                                 ================     ==============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                        Mountains West Exploration, Inc.
                             Consolidated Condensed
                            Statements of Operations
                             June 30, 2006 and 2005
                                   (Unaudited)


                                                                                                  Six-Months Ended
                                                             June 30,                                 June 30,
                                               --------------------------------------    -----------------------------------
                                                     2006                 2005                2006                2005
                                               ------------------    ----------------    ----------------    ---------------

REVENUE:

    Revenue                                     $      -              $      49,010       $       -               $ 111,520
                                               ------------------    ----------------    ----------------    ---------------


Total Income                                           -                     49,010               -                 111,520
                                               ------------------    ----------------    ----------------    ---------------

EXPENSES:

    Operating Expenses                                   -                    5,782                 615              33,431
    Administation Expenses                            38,003                  8,375              73,917              27,171
                                               ------------------    ----------------    ----------------    ---------------

TOTAL EXPENSES                                        38,003                 14,157              74,532              60,602
                                               ------------------    ----------------    ----------------    ---------------

OTHER EXPENSES:

   Mineral Interest Transferred                          -                   12,740                 -                12,740

   Mineral Leases Expired                                -                   19,308                 -                19,308
   Interest Expense                                     5,175                                   10,350
   Write off of assets                                   -                    2,370                 -                 2,370
                                               ------------------    ----------------    ----------------    ---------------

TOTAL OTHER EXPENSES                                    5,175                34,418              10,350              34,418
                                               ------------------    ----------------    ----------------    ---------------

NET INCOME (LOSS)                               $     (43,178)        $         435       $     (84,882)       $     16,500
                                               ==================    ================    ================    ===============

PER SHARE INFORMATION:
     Weighted average number
     of common shares outstanding                   1,300,018             1,000,018           1,300,018           1,000,018
                                               ------------------    ----------------    ----------------    ---------------


Net Loss per common share                       $       (0.03)        $      -            $       (0.06)      $        0.01
                                               ==================    ================    ================    ===============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                        Mountains West Exploration, Inc.
                              Shareholders' Equity
                                   (Deficit)
                        January 1, 2006 to June 30, 2006
                                   (Unaudited)

                                                           COMMON STOCKS
                                                  ---------------------------------      Accum. During            Total
                                                                                         Development         Stockholders'
                                                   # of Shares          Amount              Stage               Equity
                                                  --------------     --------------    ----------------     ----------------


Balance - December 31, 2001                            740,409          1,554,786        (1,573,676)              (18,890)
                                                  --------------     --------------    ----------------     ----------------


Net Loss for Year                                       -                  -                 (4,094)               (4,094)
                                                  --------------     --------------    ----------------     ----------------


Balance - December 31, 2002                            740,409          1,554,786        (1,577,770)              (22,984)
                                                  --------------     --------------    ----------------     ----------------


Net Loss for Year                                        -                 -                (16,483)              (16,483)
                                                  --------------     --------------    ----------------     ----------------


Balance - December 31, 2003                            740,409          1,554,786        (1,594,253)              (39,467)
                                                  --------------     --------------    ----------------     ----------------


Issuance of stock for cash                             259,609             25,000             -                    25,000

Net Profit for the Year                                   -                  -                1,433                 1,433
                                                  --------------     --------------    ----------------     ----------------


Balance - December 31, 2004                          1,000,018          1,579,786        (1,592,820)              (13,034)
                                                  --------------     --------------    ----------------     ----------------


Issuance of stock for cash                             300,000             3,000               -                    3,000

Net Loss for Year                                         -                 -              (216,849)             (216,849)
                                                  --------------     --------------    ----------------     ----------------


Balance - December 31, 2005                          1,300,018          1,582,786        (1,809,669)             (226,883)
                                                  --------------     --------------    ----------------     ----------------


Net Loss for Period                                     -                  -                (84,882)              (84,882)
                                                  --------------     --------------    ----------------     ----------------


Balance - June 30, 2006                              1,300,018        $1,582,786       $ (1,894,551)         $   (311,765)
                                                  ==============     ==============    ================     ================

All shares of stock reflecta a 1 for
50 reverse split in April 2005

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                        Mountains West Exploration, Inc.
                            Statements of Cash Flows
                             June 30, 2006 and 2005
                                   (Unaudited)

                                                                                  Six-Months Ended
                                                                                      June 30,
                                                                         ------------------------------------
                                                                             2006                2005
                                                                         --------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Profit/Loss                                                        $  (84,882)       $       16,065
   Adjustments to reconcile net loss to net cash used
      by operating activities
   Changes in operating assets and liabilities
      Increase in Accounts Payable and Accruals                               84,882               (34,861)

      (Increase) in Other Assets                                            (250,000)                    -
                                                                         --------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (250,000)              (18,796)
                                                                         --------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Notes Payable - Convertible                                 347,500                     -

   Payment made on Note Payable - Related Party                             (197,000)                    -

   Proceeds from Notes Payable - Related Party                               115,000                     -
                                                                         --------------    ------------------


NET CASH USED FOR FINANCING ACTIVITIES                                       265,500                     -
                                                                         --------------    ------------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                       15,500                (18,796)


BEGINNING CASH & CASH EQUIVALENTS                                                  -                 30,637
                                                                         --------------    ------------------

ENDING CASH & CASH EQUIVALENTS                                              $ 15,500            $    11,841
                                                                         ==============    ==================

SUPPLEMENTAL DISCLOSUE OF CASH FLOW INFORMATION

                                                                         $         -       $           297
     Cash paid for interest
                                                                         ==============    ==================
     Cash paid for Income Taxes                                          $         -        $            -
                                                                         ==============    ==================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)



Note 1 - PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Mountains West Exploration, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three-months ended June 30, 2006 and 2005, and the related cash flows for the three-months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 - GOING CONCERN:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The current liabilities exceed the current assets by $561,765 and have an accumulated deficit of $1,894,551.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - NOTES PAYABLE - RELATED PARTY:

Following is the summary of Notes Payable at June 30, 2006:

         LD Acquisition, LLC - A one year loan at 18% interest
         per annum.                                                     $115,000
                                                                         =======

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 4 - NOTES PAYABLE - CONVERTIBLE DEBENTURE:

On June 30, 2006 the Company had the following Convertible Debentures:

Note payable to William Kargle, bearing 7% interest per annum,
due March 1, 2007 unless sooner converted.                             $  35,000

Note payable to Thomas Case, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               25,000

Note payable to Northwest Cedar Products, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               62,500

Note payable to Anthony Gagliardi, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               25,000

Note payable to Albert Pick III, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                              100,000

Note payable to Kenneth White, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               15,000

Note payable to William Martinez, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               45,000

Note payable to Jack Clark, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               25,000

Note payable to Randy Holzhauler, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               15,000
                                                                        --------

                                   Total Notes Payable                  $347,500
                                                                        --------

These notes are all convertible at a 25% discount to the Private Placement offering price of approximately $1.25 per share. This Private Placement is in process of raising capital and is expectant take place in the third quarter of 2006.

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

Note 6 - DEPOSIT ON BUSINESS ACQUISITION:

     On March 22, 2006, Mountains West Exploration, Inc. signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. Mountains West Exploration, Inc. has paid Think Partnership, Inc. a deposit of $250,000 to be credited against the purchase price if the transaction is completed. The $250,000 deposit will only be returned to Mountains West Exploration, Inc., if Think Partnership sells the Selected Subsidiaries to a third party. Think Partnership, Inc. has also agreed to pay Mountains West Exploration, Inc. a breakup fee of $250,000. Mountains West Exploration, Inc. has borrowed the funds for this transaction from a related party, LD Acquisition, LLC. This tranaction has not been consummated as of August 15, 2006.

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

            The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for the period ending December 31, 2005 and any Current Reports on Form 8-K filed by the Company.

     Results of Operations for the Three-Months Ended June 30, 2006 compared to Same Period in 2005

            The Company had revenues of $0 in the three month period in 2006 compared to $49,010 in the period in 2005 from production sales from fractional working interests. The Company divested itself of fractional producing working interests in June 2005, when the production was unitized by the operator and the Company was notified of significant back charges against future revenues, as well as a significantly reduced ownership in the unit. The cost of goods sold was $0 and $0 in the three month period in 2006 and 2005 respectively.

            The Company experienced no operating expenses in the three month period in 2006 compared to $5,782 in such expense in the same period in 2005. There was administrative expense incurred in the period of $38,003 in 2006 and $8,375 in 2005. The total expenses in the period were $38,003 in 2006 and $14,157 in 2005. The net loss for the period was ($43,178) in 2006 compared to a net profit of $435 in 2005 for the same period. The net loss per share was (0.03) in the period in 2006 as compared to a net profit per share of slightly greater than $0.00 in 2005.

     Results of Operations for the Six-Months Ended June 30, 2006 compared to Same Period in 2005

            The Company had revenues of $0 in the six month period in 2006 compared to $111,520 in the period in 2005 from production sales from fractional working interests. The Company divested itself of fractional producing working interests in June 2005, when the production was unitized by the operator and the Company was notified of significant back charges against future revenues, as well as a significantly reduced ownership in the unit. The cost of goods sold was $0 and $0 in the three month period in 2006 and 2005 respectively.

            The Company experienced $615 operating expenses in the three month period in 2006 compared to $33,431 in such expense in the same period in 2005. There was administrative expense incurred in the period of $73,917 in 2006 and $27,171 in 2005. The total expenses in the period were $74,532 in 2006 and $66,602 in 2005. The net loss for the period was ($84,882) in 2006 compared to a net profit of $16,500 in 2005 for the same period. The net loss per share was (0.06) in the period in 2006 as compared to a net profit per share of slightly greater than $0.01 in 2005.

Changes in Financial Condition

            Year to date the Company experienced a decrease in cash position to $15,500 at quarter end. The Company's long term debt is $247,500. The Company has total current liabilities in the amount of $577,265. The Company expects the trend will be increased losses due to no revenues.

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

            On March 22, 2006, the Company signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. The Company has paid Think Partnership, Inc. a deposit of $250,000 to be credited against the purchase price if the transaction is completed. The $250,000 deposit will only be returned to the Company if Think Partnership, Inc. sells the Selected Subsidiaries to a third party. Think Partnership, Inc. has also agreed to pay the Company a breakup fee of $250,000. The Company has borrowed the funds for this deposit from a related party, LD. There can be no assurance that this transaction will be consummated. The consummation of this transaction would require the raise of significant additional funds and the satisfaction of several additional conditions. There can be no assurances that these funds can or will be raised.

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


August 21,  2006
                                                    /S/ Lee Wiskowski
                                                    ----------------------------
                                                    Lee Wiskowski, President
                                                   (principal executive officer)


                                                    /S/ Douglas Stukel
                                                    ----------------------------
                                                    Douglas Stukel, Treasurer
                                                   (principal financial officer)