Form 10QSB
period 2006-09-30
MOUNTAINS WEST EXPLORATION INC
filed 2006-11-20
CIK 319040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                         Commission File Number: 0-9500

                        MOUNTAINS WEST EXPLORATION, INC.
        (Exact name of small business issuer as specified in its charter)

                 New Mexico                        85-0280415
       (State or other jurisdiction of            (IRS Employer
        incorporation or organization)          Identification No.)

3111 N. Seminary, Suite 1N, Chicago, Illinois 60657
---------------------------------------------------
(Address of principal executive offices)

     Issuer's telephone number, including area code: (312) 952-7100

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

The number of shares of the issuer's common stock, par value $.001 per share, outstanding at November 15, 2006, was 1,300,018 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS
                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3

Balance Sheets September 30, 2006 (unaudited) and
 December 31, 2005                                                         3

Statements of Operations for the Three-Months and Nine-Months
 ended September 30, 2006 (unaudited)                                      4

Statements of Stockholders Equity (Deficit) September 30, 2006
 (unaudited)                                                               5

Statements of Cash Flows for the Three-Months and Nine-Months ended
 September 30, 2006 (unaudited)                                            6

Notes to Consolidated Financial Statements (unaudited)                     7

Item 2.  Management's Discussion and Analysis on Plan of Operation         9

Item 3.  Controls and Procedures                                           12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        13

Item 3. Defaults Upon Senior Securities                                    13

Item 4. Submission of Matters to a Vote of Security Holders                13

Item 5. Other Information                                                  13

Item 6. Exhibits                                                           13

Signatures                                                                 15

PART I.           FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                        MOUNTAINS WEST EXPLORATION, INC.
                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                                  Unaudited          Audited
                                                 September 30,     December 31,
                                                     2006             2005
                                                 --------------    -------------

ASSETS

   Current Assets:
      Cash                                       $       2,300     $          -
                                                 --------------    -------------

         Total Current Assets                            2,300                -
                                                 --------------    -------------

   Other Assets:
      Deposit for Acquisition                          250,000                -
                                                 --------------    -------------

         Total Other Assets                            250,000                -
                                                 --------------    -------------

TOTAL ASSETS                                     $     252,300                -
                                                 ==============    =============


LIABILITIES ANDSTOCKHOLDERS' EQUITY (DEFICIT)

   Current Liabilities:
      Accounts Payable                                 116,930           25,450
      Accrued Interest                                  19,958            4,433
      Notes Payable - Convertible Debentures           347,500                -
      Notes Payable - Related Party                    103,000          197,000
                                                 --------------    -------------

         Total Current Liabilities                     587,388          226,883
                                                 --------------    -------------


   Stockholders Equity (Deficit)
     Common stock, no par value, 50,000,000          1,582,786        1,582,786
       shares authorized, 1,300,018 shares
       issued and outstanding September 30, 2006
       and December 31, 2005 respectively
     Retained Earnings (Deficit)                    (1,917,874)      (1,809,669)
                                                 --------------    -------------

         Total Stockholders' Equity (Deficit)         (335,088)        (226,883)
                                                 --------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                              $     252,300     $          -
                                                 ==============    =============

                        MOUNTAINS WEST EXPLORATION, INC

                            Statement of Operations
                          For the Three-Months and Nine-
                         Months ended September 30, 2006
                                  (Unaudited)




                                Three-Months Ended           Nine-Months Ended
                             --------------------------  --------------------------
                                   September 30,              September 30,
                               2006            2005         2006          2005
                             ----------     -----------  ----------      ----------
CONTINUED OPERATIONS
REVENUE:
    Revenue                   $        -     $       -    $        -      $      -

Total Income                           -             -             -             -

EXPENSES:
    Operating Expenses                 -             -           615             -
    Administation Expenses        18,148             -        92,065             -

TOTAL EXPENSES                    18,148             -        92,680             -

OTHER EXPENSES:
   Interest Expense                5,175             -        15,525             -

TOTAL OTHER EXPENSES               5,175             -        15,525             -

NET (LOSS) FROM CONTINUED     $  (23,323)    $       -     $(108,205)     $      -
OPERATIONS
                             ============   ===========   ============   ==========

DISCONTINUED OPERATIONS
REVENUE:
   Revenue                             -             -             -       111,520

Total Income                           -             -             -       111,520

EXPENSES:
  Operating Expenses                   -             -             -        33,431
  Administration Expenses              -         3,466             -        30,637
  Mineral Interest Transferred         -             -             -        12,740
  Mineral Leases Expired               -             -             -        19,308
  Write off of assets                  -             -             -         2,370

TOTAL EXPENSES                         -         3,466             -        98,486

NET INCOME FROM DISCONTINUED  $        -     $  (3,466)    $       -      $ 13,034
OPERATIONS
                             ============   ===========   ============   ==========

PER SHARE INFORMATION
Weighted average number of
  common shares outstanding    1,300,018       999,994      1,300,018      999,994

Net Loss per common share     $    (0.02)    $       -     $    (0.08)    $   0.01
                             ============   ===========   ============   ==========


                        MOUNTAINS WEST EXPLORATION, INC.
                         Stockholders' Equity (Deficit)
                               September 30, 2006
                                   (Unaudited)


                                                          Deficit
                                    COMMON STOCKS          Accum.
                               ------------------------    During        Total
                                                         Development  Stockholders'
                               # OF SHARES    AMOUNT       STAGE        EQUITY
                               -----------  -----------  ------------ -------------

Balance - December 31, 2001       740,409    1,554,786   (1,573,676)     (18,890)
                               -----------  -----------  ------------ -------------

Net Loss for Year                       -            -       (4,094)      (4,094)
                               -----------  -----------  ------------ -------------

Balance - December 31, 2002       740,409    1,554,786   (1,577,770)     (22,984)
                               -----------  -----------  ------------ -------------

Net Loss for Year                       -            -      (16,483)     (16,483)
                               -----------  -----------  ------------ -------------

Balance - December 31, 2003       740,409    1,554,786   (1,594,253)     (39,467)
                               -----------  -----------  ------------ -------------

Issuance of stock for cash        259,609       25,000             -       25,000
Net Profit for the Year                 -            -         1,433        1,433
                               -----------  -----------  ------------ -------------

Balance - December 31, 2004     1,000,018    1,579,786   (1,592,820)     (13,034)
                               -----------  -----------  ------------ -------------

Issuance of stock for cash        300,000        3,000             -        3,000
Net Loss for Year                       -            -     (216,849)    (216,849)
                               -----------  -----------  ------------ -------------

Balance - December 31, 2005     1,300,018    1,582,786   (1,809,669)    (226,883)
                               -----------  -----------  ------------ -------------

Net Loss for Period                     -            -     (108,205)    (108,205)
                               -----------  -----------  ------------ -------------

Balance - September 30, 2006    1,300,018   $1,582,786   $(1,917,874)  $(335,088)
                               ===========  ===========  ============ =============

All shares of stock reflects
a 1 for 50 reverse split in
April 2005


                        MOUNTAINS WEST EXPLORATION, INC.
                             Statements of Cash Flow
                    For Nine-Months ended September 30, 2006
                                  (Unaudited)


                                                          Nine-Months Ended
                                                          September 30, 2006
                                                   ---------------------------
                                                         2006           2005
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Profit/Loss                                   $(108,205)        13,034
   Adjustments to reconcile net loss to net
      cash usedby operating activities
   Changes in operating assets and liabilities
      (Increase)  in Other  Assets                           -         34,418
      Increase  (Decrease)  in  Accounts
                                                   ------------   ------------
      Payable and Accruals                             107,005        (78,089)

NET CASH USED IN OPERATING ACTIVITIES                   (1,200)       (30,637)
                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for Deposit on Acquisition                 (250,000)             -
                                                   ------------   ------------

NET CASH USED FOR INVESTING ACTIVITIES                (250,000)             -
                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable - Convertible           347,500              -
   Payment made on Note Payable - Related Party       (197,000)             -
   Proceeds from Notes Payable - Related Party         103,000              -

NET CASH USED FOR FINANCING ACTIVITIES                 253,500              -
                                                   ------------   ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                  2,300        (30,637)

BEGINNING CASH & CASH EQUIVALENTS                            -         30,637
                                                   ------------   ------------

ENDING CASH & CASH EQUIVALENTS                     $     2,300              -
                                                   ============   ============

SUPPLEMENTAL DISCLOSUE OF CASH FLOW
INFORMATION
     Cash paid for interest                        $         -    $       297
                                                   ============   ============
     Cash paid for Income Taxes                    $         -              -
                                                   ============   ============

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                               September 30, 2006
                                   (Unaudited)

Note 1 - PRESENTATION OF INTERIM INFORMATION:

     In the opinion of the management of Mountains West Exploration, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three-months and nine-months ended September 30, 2006 and 2005, and the related cash flows for the three-months and nine-months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

   The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

Note 2 - GOING CONCERN:

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The current liabilities exceed the current assets by $585,088 and have an accumulated deficit of $1,917,874.

   The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - NOTES PAYABLE - RELATED PARTY:

Following is the summary of Notes Payable at September 30, 2006:

   LD  Acquisition,  LLC - A one year loan at 18% interest  per annum.  $103,000
                                                                         =======

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 4 - NOTES PAYABLE - CONVERTIBLE DEBENTURE:

   On September 30, 2006 the Company had the following Convertible Debentures:

Note payable to William Kargle, bearing 7% interest per annum,
due March 1, 2007 unless sooner converted.                              $ 35,000

Note payable to Thomas Case,  bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               25,000

Note payable to Northwest  Cedar  Products,  bearing 7% interest
per annum, due March 1, 2007, unless sooner converted.                    62,500

Note payable to Anthony  Gagliardi,  bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               25,000

Note  payable to Albert Pick III,  bearing 7% interest  per annum,
due March 1, 2007, unless sooner converted.                              100,000

Note payable to Kenneth White, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               15,000

Note payable to William  Martinez,  bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               45,000

Note payable to Jack Clark,  bearing 7% interest  per annum,
due March 1, 2007, unless sooner converted.                               25,000

Note payable to Randy Holzhauler, bearing 7% interest per annum,
due March 1, 2007, unless sooner converted.                               15,000
                                                                        --------

Total Convertible Debentures                                            $347,500


These notes are all convertible at a 25% discount to the Private Placement offering price of approximately $1.25 per share. As of November 10, 2006, the Private Placement has not been completed.

                        MOUNTAINS WEST EXPLORATION, INC.
                          Notes to Financial Statements
                               September 30, 2006
                                   (Unaudited)

Note 5 - DISCONTINUED OPERATIONS:

   Due to the unitization of the Company's fractional interests in wells into the Spanish Peaks Federal unit by the operator, which resulted in a revenue back charge estimated at $40,000 for overpayment of revenue, and the anticipation of future charges to revenues for development and workover, the Company has assigned its interest in the Spanish Peaks unit to a non-affiliate in consideration for the assumption of all of the revenue back charges and future assessments. These discontinued operations have been presented in the accounting financial statements.

Note 6 - DEPOSIT ON BUSINESS ACQUISITION:

     On March 22, 2006, Mountains West Exploration, Inc. signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. This letter of intent has expired. However, the Company entered into a replacement letter of intent with Think Partnership, Inc. Mountains West Exploration, Inc. has paid Think Partnership, Inc. a deposit of $250,000 to be credited against the purchase price if the transaction was completed. The $250,000 deposit will only be returned to Mountains West Exploration, Inc., if Think Partnership sells the Selected Subsidiaries to a third party. Think Partnership, Inc. also agreed to pay Mountains West Exploration, Inc. a breakup fee of $250,000. Mountains West Exploration, Inc. borrowed the funds for this transaction from a related party, LD Acquisitions ("LD"). This acquisition has not been completed as of November 10, 2006 as the Company has not completed the Private Placement to raise additional capital for the completion of the payment to Think Partnership, Inc.

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

   The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for the period ending December 31, 2005.

   Results of Operations for the Quarter Ended September 30, 2006 compared to Same Period in 2005.

   During the quarter ended September 30, 2006 and 2005 respectively, the Company had no revenues.

   The Company had operating expenses of $0 in the quarters in 2006 and 2005 respectively. The Company incurred administrative expenses of $18,148 in 2006 compared to $3,466 in 2005 for the period. The total expenses in the period were $18,148 in 2006 compared to $3,466 for the same period in 2005. The net loss for the period was $23,323 in 2006 compared to $3,466 in 2005 for the same period. The net loss per share was ($0.02) for the period in 2006 as compared to a nominal loss for the same period in 2005.

   Results of Operations for the nine-months Ended September 30, 2006 compared to Same Period in 2005.

   The Company had revenues of $0 in the nine-month period in 2006 compared to $111,520 in the nine-month period in 2005.

The Company experienced $615 in operating expenses in the nine-month period in 2006 compared to $33,431 in such expense in the same period in 2005. The Company incurred administrative expenses of $92,065 in 2006 and $30,637 for the same period in 2005. The total expenses were $92,680 in 2006 compared to $64,068 for the same period in 2005. The net loss for the period was $108,205 in 2006 compared to a net income of $13,034 in 2005 for the same period. The net loss per share was $0.08 in 2006 as compared to net profit of $0.01 for the same period in 2005.

Changes in Financial Condition

Year to date the Company experienced a decrease in cash position to $2,300 at quarter end. The Company has total current liabilities in the amount of $587,388. The Company expects the trend will be increased losses due to no revenues. The Company has no long term debt.

Liquidity and Capital Resources

   Year to date, the Company had a increased cash position, which remains insufficient for any significant operations. The Company had $2,300 in cash at quarter end. The Company's total assets are $252,300.

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

     On March 22, 2006, the Company signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. This letter of intent has expired. However, the Company entered into a replacement letter of intent with Think Partnership, Inc. The Company paid Think Partnership, Inc. a deposit of $250,000 to be credited against the purchase price if the transaction is completed. The $250,000 deposit will only be
returned  to  the  Company  if  Think  Partnership,   Inc.  sells  the  Selected
Subsidiaries to a third party. Think Partnership, Inc. also agreed to pay the Company a breakup fee of $250,000. The Company borrowed the funds for this deposit from a related party, LD. There can be no assurance that this transaction will be consummated. The consummation of this transaction would require the raise of significant additional funds and the satisfaction of several additional conditions. There can be no assurances that these funds can or will be raised.

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

SUBSEQUENT EVENTS

     On February 6, 2006 the Company entered into a Letter of Extension with LD, an entity indirectly owned by Lee Wiskowski and Doug Stukel. The Letter of Extension extended the due date of the Promissory Note, made by the Company to LD on November 15, 2005 for the principal amount of One Hundred Ninety-Seven Thousand and NO/100 Dollars ($197,000) ogether with simple interest computed at a rate of (18%) per annum, to May 6, 2006 (the "Note"). This note was further extended on May 11, 2006 to extend such due date to November 15, 2006.

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

   NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

   NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   NONE

ITEM 5.     OTHER INFORMATION.

   NONE

ITEM 6.     EXHIBITS

   (a)  31.1   302 Sarbanes-Oxley Certification
        31.2   302 Sarbanes-Oxley Certification

        32.1   906 Sarbanes-Oxley Certification
        32.2   906 Sarbanes-Oxley Certification

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 20, 2006
                                             /S/ Lee Wiskowski
                                             ----------------------------
                                             Lee Wiskowski, President
                                             (principal executive officer)


                                             /S/ Douglas Stukel
                                             ----------------------------
                                             Douglas Stukel, Treasurer
                                             (principal financial officer)