Form 10KSB
period 2006-12-31
MOUNTAINS WEST EXPLORATION INC
filed 2007-04-17
CIK 319040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _______________

Commission File Number: 0-9500

MOUNTAINS WEST EXPLORATION, INC.

(Name of small business issuer in its charter)

New Mexico	85-0280415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 57819, Chicago Illinois	60657
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (312) 952-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 11, 2007 was $287,509 (based on a market value of $0.50 per share).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,300,018 shares of common stock, no par value were outstanding as of April 11, 2007.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends, “ “plans,” “will,” “estimates,” and similar words. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1, “Description of Business” and Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our actual results may differ materially from results anticipated in these forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update them, except as otherwise required by law. In this report, “we,” “us,” “our” and the “Company” refers to Mountains West Exploration, Inc. and its subsidiaries, if any, unless the context otherwise requires.

PART I

Item 1. Description of Business.

Mountains West Exploration, Inc. (the “Company”) was incorporated under the laws of the State of New Mexico on September 17, 1979. Through May 2005, the Company was primarily engaged in the acquisition, exploration and development of coal bed methane leases located in Colorado.

For the past several years, as resources had permitted, the Company had been increasing its activities, but was unable to obtain significant gas income. Management’s time and the limited resources of the Company had been used to maintain the properties held, to acquire additional properties and to participate, to the extent possible, in the development of its properties. The Company has been unable to realize consistently profitable operations. In May 2005, the Company disposed of all interests related to the acquisition, exploration and development of natural resources.

On November 15, 2005, the Company entered into a Purchase Agreement with LD Acquisition, LLC (“LD”), a Delaware limited liability company (the “Purchase Agreement”). Both Grander, LLC and DJS Investments II, LLC are members of LD. Mr. Wiskowski, our President and a member of our Board of Directors, is the sole member of Grander, LLC. Also, Mr. Stukel, our Secretary and Treasurer and a member of our Board of Directors, is the sole member of DJS Investments II, LLC. Pursuant to the Purchase Agreement, the Company issued 300,000 shares of our common stock to LD, representing approximately 23% of our current outstanding shares of common stock and a warrant to purchase up to 10,000,000 shares of common stock which upon exercise would represent approximately 94% of the then outstanding shares of our common stock.

In connection with this transaction, the Company also changed its business plan. Our Board of Directors desires to pursue business endeavors related to communications commerce, or as otherwise determined by the Board. We are seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (a “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934 (“Exchange Act”). We expect to conduct no business operations in the future, other than our efforts to effectuate a Business Combination.

The Company’s shareholders have authorized a change in the name of the Company to a new name in the discretion of the Board of Directors. This requires an amendment to our Articles of Incorporation. The new name has not yet been chosen.

The Company has no subsidiaries.

Personnel.

The Company has no employees. The Company has retained and intends to retain the services of outside parties for professional services to the extent that it has and will be able to afford such expenses.

RISK FACTORS

At this time we can be characterized as a “shell” corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We are dependent upon the efforts of our officers and directors to effectuate a Business Combination. Assuming our officers and directors are successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business Combinations and will have no control over the decision making relating to such.

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

Effectuating such Business Combination could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons. If this occurs, the Company and our shareholders might not realize any type of profit.

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

Limited Ability to Evaluate Target Business’ Management.

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

Opportunity for Shareholder Evaluation of Business Combinations.

Our non-affiliate shareholders will, in all likelihood, neither receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, the form of Business Combination could impact upon the availability of dissenters’ rights (i.e., the right to receive fair payment with respect to the Company’s common stock) to shareholders disapproving the proposed Business Combination.

Selection of a Target Business and Structuring of a Business Combination.

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility in as much as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions may not allow us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.

In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order: financial condition and results of operation of the Target Business; growth potential and projected financial performance of the Target Business and the industry in which it operates; experience and skill of management and availability of additional personnel of the Target Business; capital requirements of the Target Business; the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination; the location of the Target Business; competitive position of the Target Business; stage of development of the product, process or service of the Target Business; degree of current or potential market acceptance of the product, process or service of the Target Business; possible proprietary features and possible other protection of the product, process or service of the Target Business; regulatory environment of the industry in which the Target Business operates; costs associated with effecting the Business Combination; and equity interest in and possible management participation in the Target Business. The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

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

Our officers and directors only devote a small portion of their time to the operations of the Company, and, accordingly, consummation of a Business Combination may require a greater period of time than if they devoted their full time to the Company’s affairs. However, our officers and directors will devote such time as they deem reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination.

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

We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

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

Any such change in control may also result in the resignation or removal of our present officers and directors. If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired. Management considers it likely that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a Target Business in order to effectuate a Business Combination.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders’ evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions.

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

Competition.

We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates, Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive Target Businesses for a Business Combination. There can be no assurances that such Target Businesses will permit us to meet our stated business objective.

Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

Item 2. Description of Property.

Offices.

The Company does own or lease any real property.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the Company’s fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded over-the-counter, under the symbol MWXI.OB. The Company’s common stock is listed by the OTC Bulletin Board Quotation. The high and low bid prices available during each quarter of 2005 and 2006 appear as follows, however, the OTC quotes reflect interdealer prices and are not reliable as to accuracy of individual trades and may not represent actual prices after retail mark up, mark down, or dealer discounts or commissions.

Bid Prices – 2006*	Bid Prices – 2006*	Bid Prices – 2005*	Bid Prices – 2005*

1st Quarter	1st Quarter	1st Quarter	1st Quarter
High	Low	High	Low
1.15	0.38	2.25	0.75

2nd Quarter	2nd Quarter	2nd Quarter	2nd Quarter
2.00	0.60	1.50	0.80

3rd Quarter	3rd Quarter	3rd Quarter	3rd Quarter
0.60	0.30	1.10	1.01

4th Quarter	4th Quarter	4th Quarter	4th Quarter
2.20	0.30	1.01	0.38

________________

* Shareholders of the Company approved a pro-rata reverse split of the issued and outstanding common stock, by which fifty shares became one share. Fractional shares will be rounded up to the next whole share. The effective date of the reverse split was April 14, 2005 with record date of April 12, 2005. Bid prices for each Quarter in 2005 and 2006 reflect such split.

There were approximately 1,860 record holders of the Company’s common stock on April 12, 2007.

There currently is a limited public market for the Company’s common stock in the OTC, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until the Company’s common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as “penny stocks” under the Exchange Act and Securities and Exchange Commission (“SEC”) rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain “accredited investors” (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as the Company’s common shares are considered “penny stocks”, many brokers will be reluctant or will refuse to effect transactions in the Company shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Effective August 11, 1993, the SEC adopted Rule l5g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company has never paid, and does not anticipating paying, dividends on its common stock.

The Company has no securities authorized for issuance under any equity compensation plan as of December 31, 2006.

The Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with LD Acquisition LLC, a Delaware limited liability company (“LD”) in 2005. On November 15, 2005, pursuant to the terms of the Purchase Agreement, we issued 300,000 shares of our common stock to LD, representing approximately 23% of our current outstanding shares of common stock, (including such newly issued shares) and a warrant to purchase up to 10,000,000 shares of common stock, which upon exercise would represent approximately 94% of the then outstanding shares of our common stock.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had revenues of $0 in 2006 and $0 in 2005 (from continuing operations). The Company incurred operating expenses of $615 in 2006 and $0 in 2005 (from continuing operations). The Company incurred administrative expenses of $630,471 in 2006 and $25,450 in 2005 (from continuing operations). The substantial increase in expenses in 2006 was primarily due to higher administrative expenses over 2005. The largest components of expense from continuing were as follows.

	2006	2005
Depreciation	-0-	-0-
Consulting	-0-	33,431
Rent	-0-	-0-
Transfer Agent	-0-	4,531
Travel	-0-	-0-
Legal and Accounting	-0-	215,672

The net loss was ($216,849) for 2005 compared to a loss of ($651,786) for 2006 as revenues decreased and expenses also increased. The net loss per share was ($0.21) for 2005 and ($0.50) for 2006.

Liquidity and Capital Resources

During the year, the Company had decreased revenue and a decreased cash position, which was insufficient for any significant operations. The Company had cash of $345 and $500,000 in illiquid assets at year end related to deposits for acquisitions.

The Company’s only capital resources are its negligible cash assets which may be illiquid, and its common stock which might be sold to raise capital, if any.

Changes in Financial Condition

Year to date for 2006, the Company experienced a decrease in cash position due to increased expenses of the Company. The Company’s total debt increased to approximately $750,000 during the year.

Need For Additional Financing

The Company may not have capital sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act). The Company may have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing its goals. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

On February 22, 2006, the Company received $250,000 from LD. In return, the Company entered into a Promissory Note with LD, whereby the Company agreed to pay payee the principal sum of Two Hundred Fifty Thousand and 00/l00ths Dollars ($250,000.00) (the “Note”). The Note bears simple interest computed at the rate of eight percent (8%) per annum. However, the Company will need to raise additional funds to continue its business activities in the next twelve months. This Note balance outstanding on this Note as of the end of 2006 was $103,000.

In December 2006, we issued additional notes (convertible debentures) totaling $300,000 in principal amount, bearing simple interest at 7% per annum and maturing on June 1, 2007. The form of the purchase agreement and note is attached hereto as an exhibit. The principal plus interest accrued under the convertible debentures will automatically convert into our common stock effective upon our closing on an equity raise at a 25% discount to the price paid per share to investors in the equity raise. Certain of the Company's notes were due in February and March of 2007. The Company has received no notice of default with respect to such notes and has entered into discussions to extend the maturity date of such notes.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company entered into a non-binding letter of intent to acquire online dating and online education business from Think Partnership, Inc. in March 2006. On November 10, 2006 we announced a new letter of intent to purchase such dating businesses from Think Partnership, Inc. The previous letter of intent to purchase the dating businesses to Mountains West, issued March, 2006, had expired. On February 9, 2007 we extended the previously announced letter of intent to purchase its dating businesses until March 30, 2007. We have been unable to come to terms on definitive documents with Think Partnership, Inc. and have therefore ended negotiations. The Company has forfeited a $250,000 deposit in connection with such termination.

The Company entered into a non-binding letter of intent to acquire offline dating business from Together, The Right One and eLove (“TTRO”), based in Norwell, Mass. TTRO in November 2006. We have been unable to come to terms on definitive documents with TTRO and have therefore decided to end negotiations. The Company has forfeited a $250,000 deposit in connection with such termination.

Going Concern

The Company’s auditor has issued a “going concern” qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a “going concern.” The Company has no business, limited capital, debt in excess of $870,000, $345 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company’s bankruptcy.

Management hopes to seek and obtain funding, via loans or private placements of stock for operations, to repay debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year.

We have no off balance sheet financing arrangements or special purpose entities.

We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7. Financial Statements

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Mountains West Exploration, Inc.

We have audited the accompanying balance sheets of Mountains West Exploration, Inc. as of December 31, 2006 and December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the year ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit “in accordance with standards of the Public Company Accounting Oversight Board (United States)” as outlined in PCAOB Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountains West Exploration, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, conditions exist which raised substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JASPERS + HALL, PC

Denver, Colorado

April 16, 2007

/s/ JASPERS + HALL, PC

MOUNTAINS WEST EXPLORATION INC.

FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2006 AND 2005

MOUNTAINS WEST EXPLORATION INC.

Balance Sheets

	December 31,
	2006	2005
ASSETS:
Current assets:
Cash	$345	$–

Total current assets	345	–

TOTAL ASSETS	$345	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts Payable	$103,381	$25,450
Accrued Interest	25,133	4,433
Note Payable	103,000	197,000

Total current liabilities	231,514	226,883

Long-Term Debt:
Long-Term Debt	647,500	–

Total long-term debt	647,500	–

Stockholders' equity:
Common Stock, no par value; 50,000,000 shares authorized;
1,300,018 shares issued and outstanding December 31, 2006 and December 31, 2005	1,582,786	1,582,786
Retained Earnings (Deficit)	(2,461,455)	(1,809,669)

Total stockholders' equity (deficit)	(878,669)	(226,883)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$345	$–

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Statements of Operations

	Year Ended
	December 31,
	2006	2005
Continuing Operations:

Revenue:	$–	$–

Expenses:
Operating Expenses	615	–
Administrative Expenses	630,471	25,450

Total Expenses	631,086	25,450

Other Income and Expense
Interest Expense	20,700	4,433

Total Operating (Loss) from Continued Operations	(651,786)	(29,883)

Discontinued Operations:

Revenue
Oil & Gas Income	$–	$111,520

Net Income	–	111,520

Expenses:
Bank Charges	–	–
Consulting	–	36,431
Depreciation	–	–
Dues & Subscriptions	–	–
Legal and Accounting	–	215,672
Meals & Entertainment	–	–
Office Expenses	–	5,253
Postage	–	2,354
Rent	–	–
Taxes	–	277
Telephone	–	–
Transfer Agent Expense	–	4,081
Travel	–	–
Write- Off Assets	–	34,418
Vehicle Expense	–	–

Total Expenses	–	298,486

Other Income and Expense
Interest Expense	–	–

Total Other Income & Expense	–	–

Net Operating Profit (Loss) from Discontinued Operations	–	(186,966)

Total Operating Profit (Loss) from All Operations	(651,786)	$(216,849)

Per Share Information:

Weighted average number of
common shares outstanding	1,300,018	1,037,802

Net Loss per Common Share	$(0.50)	$(0.21)

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Statements of Cash Flows

(Indirect Method)

	Year Ended
	December 31,
	2006	2005

Cash Flows from Operating Activities:

Net Profit (Loss)	$(651,786)	$(216,849)

Depreciation	–	–
Decrease in Other Assets	–	34,418
Increase in Accrued Interest	20,700	4,433
Increase (Decrease) in Accounts Payable	77,931	(9,411)

Net Cash Flows Used by Operations	(553,155)	(187,409)

Cash Flows from Investing Activities:

Purchase of Equipment & Leases	–	–

Cash Flows Used by Investing Activities	–	–

Cash Flows from Financing Activities:
Payment to Notes Payable	(94,000)	(43,228)
Issuance of Common Stock	–	3,000
Proceeds from Notes Payable	647,500	197,000

Net Cash Flows Provided by Financing Activities	553,500	156,772

Net Increase (Decrease) in Cash	345	(30,637)

Cash at Beginning of Period	–	30,637

Cash at End of Period	345	$–

Supplemental Disclosure of Cash Flow Information
Cash paid for Interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Stockholders’ Equity (Deficit)

December 31, 2006

			Retained
	Common Stock		Earnings
	# of Shares	Amount	(Deficit)	Totals

Balance - December 31, 2001	740,409	1,554,786	(1,573,676)	(18,890)

Net Loss for year	–	–	(4,094)	(4,094)

Balance - December 31, 2002	740,409	1,554,786	(1,577,770)	(22,984)

Net Loss for year	–	–	(16,483)	(16,483)

Balance - December 31, 2003	740,409	1,554,786	(1,594,253)	(39,467)

Issuance of stock for cash	259,609	25,000	–	25,000
Net Profit for the Year	–	–	1,433	1,433

Balance - December 31, 2004	1,000,018	1,579,786	(1,592,820)	(13,034)

Issuance of stock for cash	300,000	3,000	–	3,000
Net Loss for Year	–	–	(216,849)	(216,849)

Balance - December 31, 2005	1,300,018	1,582,786	(1,809,669)	(226,883)

Net Loss for Year	–	–	(651,786)	(651,786)

Balance - December 31, 2006	1,300,018	$1,582,786	$(2,461,455)	$(878,669)

All shares of stock reflect a 1 for 50
reverse split in April 2005

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

December 31, 2006

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

Mountains West Exploration, Inc. (MWEX) was incorporated in the state of New Mexico on September 17, 1979. It is primarily organized for the purpose of acquiring interests in undeveloped oil and gas and mineral leases, reselling all or part of its interest in these leases to other companies in the oil and gas industry and engaging in other oil and gas activities. In connection with the changes in control of the Company, we will also change our business plan. Prior to the change in control, we had been involved in the mineral exploration and gas production industry and had not realized consistently profitable operations. In connection with the change of control, our board of directors desires to pursue business endeavors related to communications commerce or as otherwise determined by such board of directors. Accordingly, our board intends to seek additional capital to enable us to fund the purchase of one or more businesses with a particular focus thereon. The Company’s fiscal year end is December 31.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, with an original maturity of three months to be cash equivalents.

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

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 – Federal Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 9”). “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

December 31, 2006

tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

	December 31, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$ 1,952,455	$ 1,809,669
Valuation allowance	(1,952,455)	(1,809,669)
Net deferred tax assets	$ 0	$ 0

At December 31, 2006, the Company had net operating loss carryforwards of approximately $1,952,455 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2012.

Note 3 – Notes Payable – Related Party:

LD Acquisition, LLC – A one year loan at 10% interest per annum	$103,000

Total Note Payable – Related Party	$103,000

Note 4 – Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and achieve profitable operations. There is insufficient cash on hand to support current or anticipated operations. The accompanying financial statements do not include any adjustments that might result form the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 5 – Capital Stock Transactions:

The authorized capital stock of the Company was established at 50,000,000 with no par value. In April 2005 the Company authorized a 1 for 50 reverse split. All shares of stock have been adjusted to reflect this reverse split. In November 2005 the Company issued warrants to purchase 10,000,000 shares of common stock in the Company to LD Acquisition, LLC, none of these warrants have been exercised as of December 2006. There were no additional shares of stock issued in 2006.

Note 6 – Segment Information:

Until early 2005 Mountains West Exploration operated primarily in a single operating segment, acquiring interests in unproved oil, gas and mineral leases and engaging in other oil and gas activities, The Company is currently a “shell company”.

Note 7 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004) “Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways – the modified prospective transition method,

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

December 31, 2006

a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges”. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

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

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

December 31, 2006

combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

In February 2006 the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statements.

In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. .Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statement.

Note 8 – Discontinued Operations:

Due to the unitization of the Company’s fractional interests in wells into the Spanish Peaks Federal unit by the operator, which resulted in a revenue back charged estimated at $40,000 for overpayment of revenue, and the anticipation of future charges to revenues for development and workover, the Company has assigned its interest in

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

December 31, 2006

the Spanish Peaks unit to a non-affiliate in consideration for the assumption of all of the revenue back charges and future assessments. As of December 31, 2006 there were no assets or liabilities related to Discountinued Operations.

Note 9 – Deposit on Business Acquisition:

On March 22, 2006, Mountains West Exploration, Inc. signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. with a deposit of $250,000 to be credited against the purchase price if the transaction is completed. The $250,000 deposit will only be returned to Mountains West Exploration, Inc., if Think Partnership sells the selected subsidiaries to a third party. Mountains West Exploration has borrowed the funds for this transaction from a related party, LD Acquisition, LLC. This acquisition has not been completed as of December 31, 2006 as the Company has not completed the Private Placement to raise additional capital for the completion of the payment to Think Partnership, Inc. As of March 29, 2007 this letter of intent was cancelled and the deposit was forfeited.

On December 11, 2006 Mountains West Exploration, Inc. signed a letter of intent to purchase The Right One, Together Dating and eLove.com. This transaction would be structured as a merger in which the Company will become a wholly-owned subsidiary of Mountains West Exploration. A deposit of $250,000 was wired to The Right One as a deposit to this letter of intent. As of April 12, 2007 this letter of intent was cancelled and the deposit was forfeited.

Note 10 – Notes Payable – Convertible Debenture:

On December 31, 2006 the Company has the following Convertible Debentures:

Note payable to William Kargle, bearing 7% interest per annum, due February 21, 2007, unless sooner converted.	$ 35,000
Note payable to Thomas Case, bearing 7% interest per annum, due February 20, 2007, unless sooner converted.	25,000
Note payable to Northwest Cedar Products, bearing 7% interest per annum, due February 24, 2007, unless sooner converted.	62,500
Note payable to Anthony Gagliardi, bearing 7% interest per annum, due February 27, 2007, unless sooner converted.	25,000
Note payable to Albert Pick III, bearing 7% interest per annum, due March 3, 2007, unless sooner converted.	100,000
Note payable to Kenneth White, bearing 7% interest per annum, due April 19, 2007, unless sooner converted.	15,000
Note payable to William Martinez, bearing 7% interest per annum, due April 19, 2007, unless sooner converted.	45,000

Note payable to Jack Clark, bearing 7% interest per annum, due April 19, 2007, unless sooner converted.	25,000
Note payable to Randy Holzhauler, bearing 7% interest per annum, due June 6, 2007, unless sooner converted.	15,000
Note payable to Richard Levy, bearing 7% interest per annum, due June 1, 2007, unless sooner converted.	100,000
Note payable to Norm Seigle, bearing 7% interest per annum, due June 1, 2007, unless sooner converted.	100,000
Note payable to Albert Pick III, bearing 7% interest per annum, due June 1, 2007, unless sooner converted.	100,000
Total Convertible Debentures	$647,500

These notes are all convertible at a 25% discount to the Private Placement per share offering price. The Private Placement is in process of raising capital. As of December 31, 2006 the Private Placement has not been completed.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Michael Johnson & Co., LLC, formerly auditor for the Company, was dismissed as auditor on June 1, 2005. Jaspers + Hall, PC was engaged as auditor for the Company on June 1, 2005. The change of accountants was approved by the Board of Directors. In connection with audit of the two most recent fiscal years and through the date of termination of such accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

No other principal independent accountant resigned (or declined to stand for re-election) or was dismissed during the Company’s two most recent fiscal years or any later interim period.

Item 8A.	Controls and Procedures

Evaluation of Internal and Disclosure Controls

The management of the Company has evaluated the effectiveness of the issuer’s disclosure controls and procedures as of the end of the period for this report (the “evaluation date”) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in internal control over financial reporting during the Company’s fourth fiscal quarter or in other factors that could significantly affect internal control over financial reporting subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company’s directors and executive officers as of date of filing of this report.

Name	Age	Positions held with Company
Lee Wiskowski	40	Director, President
Douglas Stukel	37	Director, Treasurer and Secretary

Background information about each director and executive officer is as follows:

Lee Wiskowski, President and Director, age 40. On November 15, 2005, Mr. Wiskowski was appointed to serve as our President and as a member of our board of directors. Mr. Wiskowski also serves as a director of Capital Growth Systems, Inc. (“CGS”). Since December 2001, Mr. Wiskowski has been engaged in the business of providing financial and advisory services to emerging growth companies through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms. As the sole owner of Grander, LLC and co-founder of Momentum Capital, LLC, Mr. Wiskowski’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Wiskowski also serves as a director of Health Partnership, Inc. (“HHPN”) and as an officer.

Douglas Stukel, Secretary, Treasurer and Director, age 37. On November 15, 2005, Mr. Stukel was appointed to serve as our Secretary and Treasurer and as a member of our board of directors. Mr. Stukel also serves as a director of CGS. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the majority stake in CGS, and subsequently raised substantial capital to fund working capital requirements in connection with CGS’ acquisitions of Nexvu Technologies, LLC and Frontrunner Network Systems, Inc. In addition, Mr. Stukel is a co-founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held firm providing financial advisory services in connection with mergers and acquisitions and analysis as to strategic alternatives. As a co-founder of Momentum Capital, LLC, Mr. Stukel’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Stukel also serves as a director of Health Partnership, Inc. (“HHPN”) and as an officer.

Other Information regarding our Directors and Executive Officers

There are no family relationships among the current executive officers and directors. Also, none of our executive officers or directors are involved in a proceeding adverse to us. Additionally, none of such persons are or have been:

•

involved in a bankruptcy petition filed by or against any business of which such persons was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

•	convicted of a criminal proceeding or is being subject to a pending criminal proceeding;
•

subject to any order, judgment decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limited his involvement in any type of business, securities or banking activities; or

•

found by a court of competent jurisdiction, the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended or vacated.

Employment Agreements

We do not have employment agreements with Messrs. Wiskowski or Stukel. We may enter into such agreements in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who own more than 10% of our outstanding common stock file initial reports of ownership and reports of changes in ownership in the common stock with the SEC. Officers, directors and stockholders who own more than 10% of the outstanding common stock of the Company are required by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required during the year ended December 31, 2006, all officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics for the Board of Directors, officers and its employees. Any person may request, without charge, a copy of such Code of Ethics by making a written request to the Company.

Audit Committee

The Company does not have an Audit Committee. The members of the Board of Directors sit as the Audit Committee. The Board of Directors does not have an audit committee financial expert serving on its Audit Committee because the Company is too small to afford such an expense.

Committees and Procedures

(1)          The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board of Directors acts itself in lieu of committees due to its small size.

(2)          The view of the Board of Directors is that it is appropriate for the registrant not to have such a committee because all directors participate in the consideration of director nominees and the board is so small.

(3)          Each of the members of the Board of Directors which acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

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

(7)          The nominating committee’s process for identifying and evaluating nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the Board of Directors.

Item 10. Executive Compensation.

The following table sets forth certain information concerning the remuneration paid by the Company for each fiscal year ended December 31, 2006 and 2005 for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES AND DIRECTORS

Name and Principal Position	Fiscal Year	Salary	Total
Denis Iler President/CFO Director (Resigned 2005)	2006 2005	N/A 0	N/A 0

Redgie Green Secretary & Treasurer Director (Resigned 2005)	2006 2005	0 0	0 0
Lee Wiskowski President/Director	2006 2005	0 0	0 0
Douglas Stukel Secretary/Treasurer and Director	2006 2005	0 0	0 0

Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees, nor does it have any Long Term Incentive Programs.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership of the Company’s common stock as of December 31, 2006 by: (i) each director and executive officer of the Company (including options, warrants or other rights exercisable within 60 days), (ii) all officers and executive officers, as a group and (iii) all persons known by the Company to own more than 5% of the Company’s common stock. The table shows beneficial ownership of the common stock. Except as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned. On December 31, 2006, there were 1,300,018 shares of common stock outstanding.

Title of Class	Named Executive Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Lee Wiskowski, Director and President (1) c/o 3111 N. Seminary Suite 1N Chicago, Illinois 60657	725,000	56%
Common Stock	Douglas Stukel, Director, Secretary and Treasurer (2) 24750 Manor Drive Shorewood, IL 60431	725,000	56%
Common Stock	All executive officers and directors as a group	725,000	56%

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

Item 12. Certain Relationships and Related Transactions.

Corporate Governance

We are not a “listed company” under SEC rules and are, therefore, not required to have an audit committee comprised of independent directors. Our entire Board serves as our audit committee. No member of our Board is considered “independent” pursuant to Section l0A(m)(3) of the Securities Act of 1934, as amended. The Board has determined that its members are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication. Accordingly, the Board believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations of members of the audit committee.

Additionally, our Board does not have a standing compensation or nominating committee. Because we do not have such committees, our full Board performs the functions of such committees. In considering director nominees, at a minimum, our Board will consider: (i) whether the director nominee provides the appropriate experience and expertise in light of the other members currently serving on the board and any other factors relating to the ability and willingness of a nominee to serve on the board, (ii) the number of other boards and committees on which the nominee serves, and (iii) the director nominee’s business or other relationship, if any, with us, including whether the director nominee would he subject to a disqualifying factor in determining the nominee’s “independence” as defined by the listing standards of the relevant securities exchanges, if applicable. Our Board has not adopted procedures for the recommendation of nominees for the board of directors. Our Board will accept nominations from our shareholders.

Item 13. Exhibits.

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
3.1	--	Articles of Incorporation and Bylaws(1)
10.1	--	Form of Note Purchase Agreement (including Note) used in connection with the issuance of the Company’s convertible debentures totaling $647,500.*
11.1	--	Statement re: computation of per share earnings (Incorporated by reference the Consolidated Financial Statements).*
24.1	--	Powers of Attorney. (Contained on signature page)*

31.1	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

(1)           The Registrant’s Articles of Incorporation and Bylaws are incorporated herein by reference to SEC file No. 2-69024, filed September 2, 1980.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

Item 14. Principal Accountant Fees and Services

General.

Jaspers + Hall, PC (“JH” or “Auditors”) is the Company’s principal auditing accountant firm.

Audit Fees.

JH billed the Company $9,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2006, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

JH charged the Company $5,000 for the audit of the annual financial statements of the Company for the fiscal year ended December 31, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005.

Audit Related Fees.

None.

Tax Fees.

There were no tax fees or other fees in 2006 or 2005 paid to Auditors or Auditor’s affiliates or the Company’s previous auditors or affiliates.

All Other Fees.

None.

The Company’s Board of Directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit year 2006 and 2005. All of the services provided by JH in 2006 were approved by the Board of Directors.

All audit work was performed by JH’s full-time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAINS WEST EXPLORATION, INC.

Date: April 17, 2007

/s/ Lee Wiskowski
President

We, the undersigned directors and officers of Mountains West Exploration, Inc., do hereby constitute and appoint, Lee Wiskowski or Douglas Stukel, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Act of 1933, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the aforesaid annual report on Form l0-KSB, including specifically, but without limitation, the power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including any post effective amendment(s)) hereto and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. In accordance with the requirements of the Securities Act of 1933, as amended, this report was signed by the following persons in the capacities and on the date(s) stated:

Date: April 17, 2007

/s/ Lee Wiskowski
Lee Wiskowski, Director and President

Date: April 17, 2007

/s/ Douglas Stukel
Douglas Stukel, Director, Treasurer and Secretary

LIST OF EXHIBITS

11.1	--	Statement re: computation of per share earnings (Incorporated by reference to the Consolidated Financial Statements).
10.1	--	Form of Note Purchase Agreement (including Note) used in connection with the issuance of the Company’s convertible debentures totaling $647,500.
24.1	--	Powers of Attorney. (Contained on signature page)
31.1	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	--	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	--	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.