Form 10QSB
period 2007-03-31
MOUNTAINS WEST EXPLORATION INC
filed 2007-05-21
CIK 319040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES

EXCHANGE ACT OF 1934

____________________________

For the Quarterly Period Ended March 31, 2007

Commission File Number: 0-9500

MOUNTAINS WEST EXPLORATION, INC.

(Exact name of small business issuer as specified in its charter)

New Mexico	85-0280415
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

P.O. Box 57819, Chicago, Illinois	60657
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (312) 952-7100

____________________________

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

The number of shares outstanding of the issuer’s common stock, no par value, at May 18, 2007, was 1,300,018 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

Balance Sheets March 31, 2007 (unaudited) and December 31, 2006
Statements of Operations for the Three Months ended March 31, 2006
Statements of Stockholders Equity (Deficit) March 31, 2007 (unaudited)
Statements of Cash Flows for the Three Months ended March 31, 2007
Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis On Plan of Operation	11

Item 3.	Controls and Procedures	14

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

MOUNTAINS WEST EXPLORATION INC.

FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

MOUNTAINS WEST EXPLORATION INC.

Balance Sheets

	March 31, 2007	Dec. 31, 2006
ASSETS:
Current assets:
Cash	$3,532	$345

Total current assets	3,532	345

TOTAL ASSETS	$3,532	$345

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts Payable	$53,671	$103,381
Accrued Interest	42,633	25,133
Note Payable	-	103,000

Total current liabilities	96,304	231,514

Long-Term Debt:
Long-Term Debt	927,500	647,500

Total long-term debt	927,500	647,500

Stockholders’ equity:
Common Stock, no par value; 50,000,000 shares authorized;
1,300,018 shares issued and outstanding March 31, 2007 and December 31, 2006	1,582,786	1,582,786
Retained Earnings (Deficit)	(2,603,058)	(2,461,455)

Total stockholders’ equity (deficit)	(1,020,272)	(878,669)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$3,532	$345

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Statements of Operations

	Three Months Ended
	March 31,
	2007	2006

Revenue:	$–	$–

Expenses:
Operating Expenses	75	615
Administrative Expenses	38,028	35,914

Total Expenses	38,103	36,529

Other Income and Expense
Interest Expense	103,500	–

Total Operating Profit (Loss) from All Operations	(141,603)	$(36,529)

Per Share Information:
Weighted average number of
common shares outstanding	1,300,018	1,300,018

Net Loss per Common Share	$(0.11)	$(0.03)

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Statements of Cash Flows

(Indirect Method)

	Three Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities:

Net Profit (Loss)	$(141,603)	$(36,529)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	–	–
Increase in Accounts Payable	(49.710)	36,529
Increase in Accrued Expenses	17,500	–
(Increase) in Other Assets	-	(250,000)

Net Cash Flows Used by Operations	(173,813)	(250,000)

Cash Flows from Investing Activities:

Purchase of Equipment & Leases	–	–

Cash Flows Used by Investing Activities	–	–

Cash Flows from Financing Activities:
Proceeds of Notes Payable – Convertible	280,000	247,500
Proceeds (Repayment) of Notes Payable – Related Party	(103,000)	38,000

Net Cash Flows Provided by Financing Activities	177,000	285,500

Net Increase (Decrease) in Cash	3,187	35,500

Cash at Beginning of Period	345	–

Cash at End of Period	3,532	$35,500

Supplemental Disclosure of Cash Flow Information
Cash paid for Interest	$86,000	$–
Cash paid for Income Taxes	$–	$–

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Stockholders’ Equity (Deficit)

March 31, 2007

			Retained
	Common Stock		Earnings
	# of Shares	Amount	(Deficit)	Totals

Balance - December 31, 2001	740,409	1,554,786	(1,573,676)	(18,890)

Net Loss for year	–	–	(4,094)	(4,094)

Balance - December 31, 2002	740,409	1,554,786	(1,577,770)	(22,984)

Net Loss for year	–	–	(16,483)	(16,483)

Balance - December 31, 2003	740,409	1,554,786	(1,594,253)	(39,467)

Issuance of stock for cash	259,609	25,000	–	25,000
Net Profit for the Year	–	–	1,433	1,433

Balance - December 31, 2004	1,000,018	1,579,786	(1,592,820)	(13,034)

Issuance of stock for cash	300,000	3,000	–	3,000
Net Loss for Year	–	–	(216,849)	(216,849)

Balance - December 31, 2005	1,300,018	1,582,786	(1,809,669)	(226,883)

Net Loss for Year	–	–	(651,786)	(651,786)

Balance - December 31, 2006	1,300,018	$1,582,786	$(2,461,455)	$(878,669)

Net Loss for Period	–	–	(141,603)	(141,603)

Balance - March 31, 2007	1,300,018	$1,582,786	$(2,603,058)	$(1,020,272)

All shares of stock reflect a 1 for 50 reverse split in April 2005

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

March 31, 2007

Note 1 - Presentation of Interim Information:

In the opinion of management of Mountains West Exploration, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three-months ended March 31, 2007 and 2006, and the related cash flows for the three-months ended March 31, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2006.

Note 2 – Going Concern:

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

Note 3 – Notes Payable – Convertible Debenture:

Following is the summary of Convertible Debenture Notes Payable at March 31, 2007:

	March 31, 2007	December 31, 2006
Notes to various individuals , bearing interest at 7% per annum, due March 31, 2007 – June 1, 2007.	$927,500	$647,500
	$927,500	$647,500

These notes are all convertible at a 25% discount to the Private Placement per share offering price. The Private Placement is in process of raising capital. As of March 31, 2007 the Private Placement has not been completed.

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

March 31, 2007

Note 4 –Deposit on Business Acquisition:

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

Both of the deposits on these proposed transactions were written off in the 4th quarter of 2006.

During the first quarter of 2007 the Company signed a letter of intent to purchase Traffix, Inc. A deposit of $25,000 was wired to Traffix, Inc. This letter of intent was subsequently cancelled and the deposit was written off during the 1st quarter of 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Mountains West Exploration, Inc., (“Mountains West Exploration, Inc.” the “Company” or “Issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Some of these risks might include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)	failure to make sales;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties; or

(h)	insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, and the Company may not be able to successfully develop, or manage any business, the Company may not be able to attract or retain qualified executives and personnel, and competition and government regulation may hinder the Company’s business attempts. Further, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in business.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2006 and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Three-Months Ended March 31, 2007 compared to Same Period in 2006

The Company had no revenues during the three month period in 2007 or 2006. The Company divested itself of fractional producing working interests in June 2006, when the production was unitized by the operator and the Company was notified of significant back charges against future revenues, as well as a significantly reduced ownership in the unit. The cost of goods sold was $0 and $0 in the three month period in 2007 and 2006 respectively.

The Company experienced $75 in operating expense in the three month period in 2007 compared to $615 in such expense in the same period in 2006. There was administrative expense incurred in the period of $13,028 in 2007 and $35,914 in 2006. Additionally, the company wrote off a $25,000 deposit it made during the first quarter relating to an acquisition that was cancelled. The total expenses in the period were $38,103 in 2007 and $36,529 in 2006. Additionally, the Company incurred interest expense for the period of $103,500. The net loss for the period was $141,603 in 2007 compared to a net loss of $36,529 in 2006 for the same period. The net loss per share was ($0.11) in the period in 2007 compared to a net loss per share of (0.03) in 2006.

Changes in Financial Condition

Year to date the Company experienced an increase in cash position to $3,532 at quarter end. The Company’s long term debt is $927,500. The Company has total current liabilities in the amount of $96,304. The Company expects the trend will be increased losses due to no revenues.

Liquidity and Capital Resources

Year to date, the Company had a increased cash position, which remains insufficient for any significant operations. The Company had $3,532 in cash at quarter end comprising the Company’s total assets.

The Company’s only capital resources are its common stock which might be sold to raise capital.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company’s cash needs, to operate, and pay debt, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, that without funds it will ultimately allow the Company to carry out its business. The Company will need to raise additional funds to continue and expand its business activities in the next twelve months.

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

Both of the deposits on these proposed transactions were written off in the 4th quarter of 2006.

During the first quarter of 2007 the Company signed a letter of intent to purchase Traffix, Inc. A deposit of $25,000 was wired to Traffix, Inc. This letter of intent was subsequently cancelled and the deposit was written off during the 1st quarter of 2007.

GOING CONCERN

The Company’s auditor has issued a “going concern” qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a “going concern.” The Company has no business, limited capital, no debt minimal cash, no other liquid assets, and no capital commitments. Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital.

SUBSEQUENT EVENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements.

Item 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II.

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

NONE

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

Item 5.	OTHER INFORMATION.

NONE

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	31.1 302 Sarbanes-Oxley Certification
31.2 302 Sarbanes-Oxley Certification
32.1 906 Sarbanes-Oxley Certification
32.2 906 Sarbanes-Oxley Certification

(b)	Reports on Form 8-K

NONE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2007	/s/Lee Wiskowski
Lee Wiskowski, President

/s/Douglas Stukel
Douglas Stukel, Treasurer
(principal financial officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	302 Sarbanes-Oxley Certification

31.2	302 Sarbanes-Oxley Certification

32.1	906 Sarbanes-Oxley Certification

32.2	906 Sarbanes-Oxley Certification