Form 10QSB
period 2007-06-30
MOUNTAINS WEST EXPLORATION INC
filed 2007-08-20
CIK 319040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES

EXCHANGE ACT OF 1934

____________________________

For the Quarterly Period Ended June 30, 2007

Commission File Number: 0-9500

MOUNTAINS WEST EXPLORATION, INC.

(Exact name of small business issuer as specified in its charter)

New Mexico	85-0280415
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2001 Butterfield Rd., Suite 1050, Downers Grove, IL	60515
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (630) 271-8590

P.O. Box 57819, Chicago, Illinois 60657

____________________________

Former Address

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

The number of shares outstanding of the issuer’s common stock, no par value, at August 10, 2007, was 1,300,018 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

PART II. - OTHER INFORMATION

MOUNTAINS WEST EXPLORATION INC.

FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

MOUNTAINS WEST EXPLORATION INC.

Balance Sheets

	June 30, 2007	Dec. 31, 2006
ASSETS:
Current assets:
Cash	$150	$345

Total current assets	150	345

TOTAL ASSETS	$150	$345

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts Payable	$125,308	$103,381
Accrued Interest	47,933	25,133
Note Payable	2,500	103,000

Total current liabilities	175,741	231,514

Long-Term Debt:
Long-Term Debt	933,500	647,500

Total long-term debt	933,500	647,500

Total liabilities	1,109,241	879,014

Stockholders’ equity:
Common Stock, no par value; 50,000,000 shares authorized;
1,300,018 shares issued and outstanding June 30, 2007 and December 31, 2006	1,582,786	1,582,786
Retained Earnings (Deficit)	(2,691,877)	(2,461,455)

Total stockholders’ equity (deficit)	(1,109,091)	(878,669)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$150	$345

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:	$–	$–	$–	$–

Operating Expenses:	77,519	38,003	115,622	74,532

Operating Profit	(77,519)	(38,003)	(115,622)	(74,532)

Other Income and Expense
Interest Expense	11,300	5,175	114,800	10,350

Net Income (Loss)	$(88,819)	$(43,178)	(230,422)	$(84,882)

Per Share Information:
Weighted average number of common shares outstanding	1,300,018	1,300,018	1,300,018	1,300,018

Net Loss per Common Share	$(0.07)	$(0.03)	$(0.18)	$(0.06)

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Statements of Cash Flows

(Indirect Method)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities:

Net Profit (Loss)	$(230,422)	$(84,882)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	–	–
Increase in Accounts Payable	21,927	84,882
Increase in Accrued Expenses	22,800	–
(Increase) in Other Assets	-	(250,000)

Net Cash Flows Used by Operations	(185,695)	(250,000)

Cash Flows from Financing Activities:
Proceeds of Notes Payable – Convertible	536,000	347,500
Payments of Notes Payable – Convertible	(253,000)	–
Proceeds of Note Payable – Related Party	2,500	(197,000)
Repayment of Notes Payable – Related Party	(100,000)	115,000

Net Cash Flows Provided by Financing Activities	185,500	265,500

Net Increase (Decrease) in Cash	(195)	15,500

Cash at Beginning of Period	345	–

Cash at End of Period	$150	$15,500

Supplemental Disclosure of Cash Flow Information
Cash paid for Interest	$92,000	$–
Cash paid for Income Taxes	$–	$–

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Stockholders’ Equity (Deficit)

June 30, 2007

			Retained
			Earnings
	# of Shares	Amount	(Deficit)	Totals

Balance - December 31, 2001	740,409	$1,554,786	$(1,573,676)	$(18,890)

Net Loss for year	–	–	(4,094)	(4,094)

Balance - December 31, 2002	740,409	1,554,786	(1,577,770)	(22,984)

Net Loss for year	–	–	(16,483)	(16,483)

Balance - December 31, 2003	740,409	1,554,786	(1,594,253)	(39,467)

Issuance of stock for cash	259,609	25,000	–	25,000
Net Profit for the Year	–	–	1,433	1,433

Balance - December 31, 2004	1,000,018	1,579,786	(1,592,820)	(13,034)

Issuance of stock for cash	300,000	3,000	–	3,000
Net Loss for Year	–	–	(216,849)	(216,849)

Balance - December 31, 2005	1,300,018	1,582,786	(1,809,669)	(226,883)

Net Loss for Year	–	–	(651,786)	(651,786)

Balance - December 31, 2006	1,300,018	$1,582,786	$(2,461,455)	$(878,669)

Net Loss for Period	–	–	(230,422)	(230,422)

Balance June 30, 2007	1,300,018	$1,582,786	$(2,691,877)	$(1,109,091)

All shares of stock reflect a 1 for 50 reverse split in April 2005

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

June 30, 2007

Note 1 – Presentation of Interim Information:

In the opinion of management of Mountains West Exploration, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three-months and six-months ended June 30, 2007 and 2006, and the related cash flows for the six-months ended June 30, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

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

Note 3 – Notes Payable – Convertible Debenture:

Following is the summary of Convertible Debenture Notes Payable at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Notes to various individuals, bearing interest at 7% per annum, due December 31, 2007.	$933,500	$647,500
	$933,500	$647,500

These notes are all convertible at a 25% discount to the private placement per share offering price, if and when it occurs. As of June 30, 2007, the Company is currently not in process of raising capital. Included in the Notes Payable – Convertible Debenture is a $128,000 note from Grander, L.L.C., and a $128,000 note from One-Seven, LLC, each entities are owned by the executive officers and directors of the Company.

Note 4 – Notes Payable – Related Party:

At June 30, 2007, the Company had a note payable to each of Doug Stukel and Lee Wiskowski, executive officers and directors of the Company, in the amount of $1,250 each. The notes are short-term in nature and do not bear interest. Also, included in the Notes Payable – Convertible Debenture is a $128,000 note from Grander, L.L.C., and a $128,000 note from One-Seven, LLC, each entities are owned by the executive officers and directors of the Company.

MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements

June 30, 2007

Note 5 – Deposit on Business Acquisition:

On March 22, 2006, Mountains West Exploration, Inc. signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. with a deposit of $250,000 to be credited against the purchase price if the transaction completed. The $250,000 deposit was only to be returned to Mountains West Exploration, Inc., if Think Partnership sold the selected subsidiaries to a third party. Mountains West Exploration borrowed the funds for this transaction from a related party, LD Acquisition, LLC. As of March 29, 2007 this letter of intent was cancelled and the deposit was forfeited.

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

Some of these risks might include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;
(b)	potential fluctuation in quarterly results;
(c)	failure of the Company to earn revenues or profits;
(d)	inadequate capital to continue or expand its business;
(e)	inability to raise additional capital or financing to implement its business plans;
(f)	failure to make sales;
(g)	rapid and significant changes in markets;
(h)	litigation with or legal claims and allegations by outside parties; or
(i)	insufficient revenues to cover operating costs.

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

Results of Operations for the Three-Months Ended June 30, 2007 compared to Same Period in 2006

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

The Company incurred $77,519 in expenses in the three-month period in 2007 compared to $38,003 in such expense in the same period in 2006. The majority of the expense is related to legal and accounting fees for the Company. Additionally, the Company incurred interest expense for the period of $11,300 compared to $5,175 for the same period last year. The current period interest expense is associated with the 7% convertible debentures that the Company has outstanding. The net loss for the period was $88,819 ($.07 per share) in 2007 compared to a net loss of $43,178 ($.03) in 2006 for the same period.

Results of Operations for the Six-Months Ended June 30, 2007 compared to Same Period in 2006

The Company had no revenues during the six-month period in 2007 or 2006. The Company divested itself of fractional producing working interests in June 2006, when the production was unitized by the operator and the Company was notified of significant back charges against future revenues, as well as a significantly reduced ownership in the unit. The cost of goods sold was $0 and $0 in the six-month period in 2007 and 2006 respectively.

The Company incurred $90,622 in expenses for the six-month period in 2007 compared to $74,532 in such expense in the same period in 2006. The majority of the expense is related to legal and accounting fees for the Company. Additionally, the Company also wrote-off a $25,000 deposit it made during the first quarter relating to a potential acquisition that was cancelled. The Company incurred interest expense for the period of $114,800 compared to $10,350 for the same period last year. The current period interest expense is primarily associated with interest cost on short term debt instruments that occurred during the first quarter of 2007, with the remaining associated with the 7% convertible debentures that the Company has outstanding. The net loss for the period was $230,422 ($.18 per share) in 2007 compared to a net loss of $84,882 ($.06 per share) in 2006 for the same period.

Changes in Financial Condition

Year to date the Company experienced a decrease in cash position to $150 at quarter end. The Company’s long term debt is $933,500. The Company has Accounts Payable outstanding of $125,308 and interest accrued on the convertible debentures of $47,933. The Company does not expect improvements to its financial condition with continued losses to fund expenses and interest expense expected.

Liquidity and Capital Resources

The Company has virtually no cash at June 30, 2007. The Company’s current cash position remains insufficient for any significant operations. The Company’s only capital resources are its common stock which might be sold to raise capital.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company’s cash needs, to operate, and pay debt, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance that without additional funds the Company will be able to carry out its business. The Company will need to raise additional funds to continue and expand its business activities in the next twelve months.

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

On March 22, 2006, Mountains West Exploration, Inc. signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. with a deposit of $250,000 to be credited against the purchase price if the transaction was completed. The $250,000 deposit would only be returned to Mountains West Exploration, Inc., if Think Partnership sold the selected subsidiaries to a third party. Mountains West Exploration borrowed the funds for this transaction from a related party, LD Acquisition, LLC. As of March 29, 2007 this letter of intent was cancelled and the deposit was forfeited.

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

On April 6, 2007, the Board of the Company authorized the issuance of warrants to purchase 439,500 shares of the Company’s common stock to certain lenders to the Company. All warrants have a term of  5 years and an exercise price of the common stock per share equivalent in connection with the Company's next equity financing. There was no underwriter associated with the privately negotiated transaction. These warrants were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

Item 5.	OTHER INFORMATION.

On April 6, 2007, the Board of the Company authorized the issuance to certain previous lenders to the Company, warrants to purchase 439,500 shares of the Company’s common stock, all with a term of 5 years and an exercise price of the common stock per share equivalent in connection with the Company's next equity financing.

On June 14, 2007, the Company entered into a lease agreement with The Esplanade at Locust Point - 1 Limited Partnership for the lease of office space. The terms of the lease is 5 years with the following rental payment schedule: Months 1 – 3 ($0); Months 4 – 12 ($3,401); Months 13 – 24 ($3,503); Months 26 – 36($3,608); Month 37 ($0); Months 38 – 48 ($4,347); Month 49 ($0); Months 50 – 60 ($4,478). A copy of such Lease is set forth as Exhibit 10.1 to this report and is incorporated herein in its entirety.

After June 30, 2007, the Convertible Notes were extended and are now due and payable on December 31, 2007.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page 17 of this Report.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2007	/s/Lee Wiskowski
Lee Wiskowski, President
(principal executive officer)

/s/Douglas Stukel
Douglas Stukel, Treasurer
(principal financial officer)

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles (1)

3.2	Bylaws (1)

10.1	Lease Agreement, dated June 14, 2007, by and between the Company and The Esplanade at Locust Point - 1 Limited Partnership.

31.1	302 Sarbanes-Oxley Certification

31.2	302 Sarbanes-Oxley Certification

32.1	906 Sarbanes-Oxley Certification

32.2	906 Sarbanes-Oxley Certification

___________________

(1) The Registrant's Articles of Incorporation and Bylaws are incorporated herein by reference to SEC file No. 2-69024, filed September 2, 1980.