Form 10QSB
period 2007-09-30
MOUNTAINS WEST EXPLORATION INC
filed 2007-11-19
CIK 319040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File Number: 0-9500

MOUNTAINS WEST EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

New Mexico	85-0280415
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2001 Butterfield Road, Suite 1050, Downers Grove, IL 60515
(Address of principal executive offices)

Issuer's telephone number, including area code: (630) 271-8590

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
Yes ☐ No ☒

The number of shares of the issuer's common stock, no par value per share, outstanding at November 9, 2007, was 10,503,600 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets September 30, 2007 (unaudited) and
December 31, 2006	3

Statements of Operations for the Three-Months and Nine-Months
ended September 30, 2007 (unaudited)	4

Statements of Cash Flows for the Three-Months and Nine-Months ended
September 30, 2007 (unaudited)	5

Statements of Stockholders Equity (Deficit) September 30, 2007
(unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis on Plan of Operation	13

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOUNTAINS WEST EXPLORATION INC.

Balance Sheets

	September 30, 2007	Dec. 31, 2006
ASSETS:
Current assets:
Cash	$200,149	$345

Total current assets	200,149	345

TOTAL ASSETS	$200,149	$345

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts Payable	$164,124	$103,381
Accrued expenses	15,895	25,133
Note Payable	202,500	103,000

Total current liabilities	382,519	231,514

Long-Term Debt:
Long-Term Debt	-	647,500

Total long-term debt	-	647,500

Total liabilities	382,519	879,014

Stockholders’ equity:
Common Stock, no par value; 50,000,000 shares authorized;
1,300,018 shares issued and outstanding and 1,953,582 committed for subscription at September 30, 2007 and 1,300,018 issued and outstanding at December 31, 2006	2,655,256	1,582,786
Retained Earnings (Deficit)	(2,837,626)	(2,461,455)

Total stockholders’ equity (deficit)	(182,370)	(878,669)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$200,149	$345

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.
Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:	$-	$-	$-	$-

Operating Expenses:	58,544	18,148	173,052	92,680

Operating Profit (Loss)	(58,544)	(18,148)	(173,052)	(92,680)

Other Income and Expense
Interest Expense	88,319	5,175	203,119	15,525

Net Income (Loss)	$(146,863)	$(23,323)	(376,171)	$(108,205)

Per Share Information:
Weighted average number of common shares outstanding	1,554,833	1,300,018	1,385,576	1,300,018

Net Loss per Common Share	$(0.09)	$(0.02)	$(0.27)	$(0.08)

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.
Statements of Cash Flows

(Indirect Method)

	Nine Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities:

Net Profit (Loss)	$(376,171)	$(108,205)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	-
Stock warrant expense issued with debt	73,426	-
Stock option compensation expense	2,718
Increase in accounts payable	60,743	107,005
Increase in accrued expenses	53,588	-
(Increase) in other assets	-	-

Net Cash Flows Used by Operations	(185,696)	(1,200)

Cash Flows from Investing Activities:

Payment for deposit on acquisition	-	(250,000)

Net Cash Flows Provided by Financing Activities	-	(250,000)

Cash Flows from Financing Activities:
Proceeds of notes payable - convertible	736,000	347,500
Payments of notes payable - convertible	(250,000)	-
Proceeds of note payable - related party	2,500	103,000
Repayment of notes payable - related party	(103,000)	(197,000)

Net Cash Flows Provided by Financing Activities	385,500	253,500

Net Increase (Decrease) in Cash	199,804	2,300

Cash at Beginning of Period	345	-

Cash at End of Period	$200,149	$2,300

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$92,000	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities
Common stock committed for subscription for debt	$933,500	$-

The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.

Stockholders’ Equity (Deficit)
September 30, 2007

	# of Shares	Amount	Retained Earnings (Deficit)	Totals

Balance - December 31, 2001	740,409	$1,554,786	$(1,573,676)	$(18,890)

Net Loss for year	-	-	(4,094)	(4,094)

Balance - December 31, 2002	740,409	1,554,786	(1,577,770)	(22,984)

Net Loss for year	-	-	(16,483)	(16,483)

Balance - December 31, 2003	740,409	1,554,786	(1,594,253)	(39,467)

Issuance of stock for cash	259,609	25,000	-	25,000
Net Profit for the Year	-	-	1,433	1,433

Balance - December 31, 2004	1,000,018	1,579,786	(1,592,820)	(13,034)

Issuance of stock for cash	300,000	3,000	-	3,000
Net Loss for Year	-	-	(216,849)	(216,849)

Balance - December 31, 2005	1,300,018	1,582,786	(1,809,669)	(226,883)

Net Loss for Year	-	-	(651,786)	(651,786)

Balance - December 31, 2006	1,300,018	$1,582,786	$(2,461,455)	$(878,669)

Conversion of debt and accrued interest committed for stock subscription	1,953,582	996,326	-	996,326
Stock warrants issued for debt	-	73,426		73,426
Stock based compensation	-	2,718		2,718
Net Loss for Period	-	-	(376,171)	(376,171)

Balance September 30, 2007	3,253,600	$2,655,256	$(2,837,626)	$(182,370)

All shares of stock reflect a 1 for 50 reverse split in April 2005

 The accompanying notes are an integral part of these financial statements

MOUNTAINS WEST EXPLORATION INC.
Notes to Financial Statements
September 30, 2007

Note 1 - Presentation of Interim Information:

In the opinion of management of Mountains West Exploration, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three-months and nine-months ended September 30, 2007 and 2006, and the related cash flows for the nine-months ended September 30, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2006.

Note 2 - Summary of Significant Accounting Policies:

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company had no stock based compensation prior to 2007. As a result of SFAS 123R, the Company recognized stock-based compensation expense during the three and nine months ended September 30, 2007 of $2,718. No tax benefit has been recorded as the Company is not recording the tax benefits of its losses.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of the Company's common stock or warrants to purchase shares of the Company's common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Note 3 - Going Concern:

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

Note 4 - Stock Based Compensation:

Although the Company does not have a formal stock option plan in place, the Company has issued stock options to certain employees, subject to finalization of such plan. The plan will be adopted for key employees and other persons providing assets or services. The Company considers its option program a core component of its operating productivity. A total of 4,100,000 stock options had been issued and outstanding under the proposed plan, all of which were granted during the three-month period ended September 30, 2007.

The following table summarizes other stock grants for January 1, 2007 to September 30, 2007:
Options Outstanding:	Number of Shares	Exercise Price per Share	Weighted Average Exercise PricePer Shares
January 1, 2007	—	$—	—
Granted	4,100,000	0.51	0.51
Terminated	—	—	—
September 30, 2007	4,100,000	0.51	0.51

Vested Shares:
Vested, September 30, 2007	1,640,000	$0.51	0.51

The weighted average remaining contractual life of those options was 10 years.

As of September 30, 2007, $448,282 of compensation expense remained to be recognized on the stock options above. The expense will be recognized over 3 years. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to its deferred tax asset being fully reserved.

The weighted average fair value per stock option issued during the nine months ended September 30, 2007 was $0.51.

		Weighted-
		Average
	Options	grant-date
Non-Vested Options	Outstanding	fair value

Balance January 1, 2007	—	$—

Grants	4,100,000	0.51

Vested	(1,640,000)	(0.51)

Expirations	—	—

Balance September 30, 2007	2,460,000	$0.51

All stock awards granted by the Company have an exercise based on either the 10 day trailing average closing price or the closing market value on date of grant of the underlying common stock.

The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

2007 Grants
Expected volatility factors	10%
Approximate risk free interest rates	4.50%
Expected lives	5 Years
Forfeiture rate	0%

The determination of the fair value of all awards is based on the above assumptions.

NOTE 5 - Stock Warrants

The Company has issued stock warrants to various individuals. The following table summarizes the stock warrants issued, share issue price, grant date and expiration date:

	Issue Date	Exp Date	# of Warrants	Exercise Price

Issuance to LD Acquisition,LLC	11/15/2005	11/15/2015	10,000,000	$0.01
Issuance to certain convertible debtholders	4/6/2007	4/6/2012	627,000	$0.51
Issuance to certain convertible debtholders	9/19/2007	9/19/2012	97,500	$0.51

Total stock warrants outstanding, September 30, 2007			10,724,500	$0.04

Note 6 - Notes Payable - Convertible Debenture:

Following is the summary of Convertible Debenture Notes Payable at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Convertible notes to various individuals, bearing interest at 7% per annum, due December 31, 2007.	$200,000	$647,500
	$200,000	$647,500

On September 19, 2007, the board established the per share price for the conversion of the convertible debentures, conditional upon note holder consent and required documentation for conversion which was completed subsequent to September 30, 2007. The board set a price of $.51, which was the price of the common stock the day preceding the pricing. At that date, the board also established the exercise price for 724,500 warrants provided to certain of the debenture holders at $.51 per share.

Note 7 - Notes Payable - Related Party:

At September 30, 2007, the Company had a short term note payable to each of Doug Stukel and Lee Wiskowski, executive officers and directors of the Company, in the amount of $1,250 each. The notes are short-term in nature and do not bear interest. These notes did not bear interest and were repaid subsequent to September 30, 2007. Additionally, included in the $200,000 of convertible notes payable listed above, Doug Stukel is a noteholder for $75,000 of this debt.

Note 8 - Deposit on Business Acquisition:

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

On December 11, 2006, Mountains West Exploration, Inc. signed a letter of intent to purchase The Right One, Together Dating and eLove.com. A deposit of $250,000 was wired to The Right One as a deposit to this letter of intent. As of April 12, 2007 this letter of intent was cancelled and the deposit was forfeited.

Both of the deposits on these proposed transactions were written off in the 4th quarter of 2006.

During the first quarter of 2007, the Company signed a letter of intent to purchase Traffix, Inc. A deposit of $25,000 was wired to Traffix, Inc. This letter of intent was subsequently cancelled and the deposit was written off during the 1st quarter of 2007.

Note 9 - Subsequent Event - Acquisition of Secured Digital Storage LLC:

On November 7, the Company completed the acquisition of the membership interest of Secured Digital Storage, LLC a Nevada limited liability company (“SDS”). Pursuant to the terms of the agreement, MWXI assumed all of the liabilities of SDS. The aggregate consideration paid to SDS members’ in connection with the acquisition was 7,500,000 shares of common stock, $70,000 of cash and approximately $50,000 of expenses related to the acquisition, resulting in a $2,595,000 value placed on the acquisition.

The Company will hire a third-party independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed, including the identification of the value of intangible assets that existed at the date of the acquisition of SDS. Under the purchase method of accounting, the total estimated consideration as shown in the table below based on high level estimated values as of September 30, 2007 for the purpose of illustrating the unaudited pro forma combined balance sheet. The estimated consideration is allocated as follows:

Total Consideration
MWXI Stock	$2,475,000
Professional Fees	50,000
Advances to SDS	70,000
2,595,000

Assets acquired and liabilities assumed:
Current assets	28,212
Liabilities assumed	(130,105)
Net liabilities assumed	(101,893)

Goodwill	2,696,893
$2,595,000

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of SDS had occurred as of beginning of the respective fiscal years:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues	$—	$—	$—	$—
Net loss	$(217,638)	$(86,229)	$(701,112)	$(175,111)
Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(.08)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	9,057,550	8,800,018	8,886,489	8,800,018

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of January 1, 2007 and 2006, nor are they necessarily indicative of the results that may occur in the future.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Results of Operations for the Three-Months Ended September 30, 2007 compared to the Comparable 2006 Period

The Company had no revenues during the three month period in 2007 or 2006.

The Company incurred $58,544 in expenses in the three-month period in 2007 compared to $18,148 in such expense in the same period in 2006. The majority of the expense is related to legal and accounting fees for the Company, with travel and entertainment expense of $8,636 and stock based compensation of $2,718 making up the majority of the remaining expense. Additionally, the Company incurred interest expense for the period of $88,319 compared to $5,175 for the same period last year. The current period interest expense is associated with the 7% convertible debentures that the Company has outstanding, representing $14,893 of the expense, with the remaining expense derived from the cost of the warrants issued in conjunction with this debt.

Results of Operations for the Nine-Months Ended September 30, 2007 compared to the Comparable 2006 Period

The Company had no revenues during the nine-month period in 2007 or 2006.

The Company incurred $148,052 in expenses for the nine-month period in 2007 compared to $92,680 in such expense in the same period in 2006. The majority of the expense is related to legal and accounting fees for the Company, with travel and entertainment expense of $8,636 and stock based compensation of $2,718 making up the majority of the remaining expense. Additionally, the Company also wrote-off a $25,000 deposit it made during the first quarter relating to a potential acquisition that was cancelled. The Company incurred interest expense for the period of $203,119 compared to $15,525 for the same period last year. The current period interest expense is primarily associated with interest cost on short term debt instruments that occurred during the first quarter of 2007 totaling $86,000, with the remaining associated with the 7% convertible debentures that the Company has outstanding. Of the remaining $117,119 in interest expense, $73,426 represents cost associated with stock warrants issued related to the debt.

Changes in Financial Condition

Year-to-date the Company experienced an increase in its cash position to $200,149. This increase is primarily derived from $200,000 cash proceeds received in new convertible notes in September, 2007. The notes are convertible at $.80 per share. The Company’s other long term debt has been subscribed to be converted to equity. The only remaining debt is $2,500 of short term debt by executive officers that was repaid subsequent to September 30, 2007. The Company has accounts payable outstanding of $164,124 and primarily represents invoices from legal counsel.

Liquidity and Capital Resources

The Company has $200,149 of cash on hand at September 30, 2007. The Company is currently planning on raising approximately additional new equity in the near future. This new funding will be utilized to fund the operations from the acquisition of Secured Digital Storage LLC, which occurred on November 7, 2007. Although the Company is planning to raise the funds, there can be no assurances that the funding can be achieved. The Company’s only capital resources are its common stock which is being utilized to raise additional capital.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company’s cash needs, to operate, and pay debt, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company is seeking to raise funds to cover such cash needs. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance that without additional funds the Company will be able to carry out its business. The Company will need to raise additional funds to continue and expand its business activities in the next twelve months.

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

GOING CONCERN

The Company’s auditor has issued a “going concern” qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a “going concern.” The Company has no business, limited capital, no debt, minimal cash, no other liquid assets, and no capital commitments. Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital.

SUBSEQUENT EVENTS

On November 7, 2007, the Company completed the acquisition of Secured Digital Storage LLC for 7,500,000 shares of common stock and the forgiveness of a $70,000 advance made to SDS. See Note 9 to the Financial Statements.

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

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page 18 of this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2007	/s/ William M. Lynes
William M. Lynes, Chief Executive Officer

EXHIBIT INDEX

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Employment Letter between the Company and Mr. Lawrence Malone, dated September 19, 2007

10.2	Employment Letter between the Company and Mr. Donald Hauschild dated September 19, 2007

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.