Form 10KSB
period 2007-12-31
Secured Digital Storage CORP
filed 2008-04-15
CIK 319040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to _______________

Commission File Number: 0-9500

SECURED DIGITAL STORAGE CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0280415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Butterfield Rd,, Suite 1050 Downers Grove, IL	60515
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (630) 271-8590

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold (based on a market value of $4.07 per share as of March 31, 2008) was $19,785,194.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
10,753,604 shares of common stock, no par value, were outstanding as of March 31, 2008.

SECURED DIGITAL STORAGE CORPORATION

Signatures
Exhibits
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends, “ “plans,” “will,” “estimates,” and similar words. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1, “Description of Business” and Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our actual results may differ materially from results anticipated in these forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update them, except as otherwise required by law. In this report, “we,” “us,” “our,” "SDS" and the “Company” refers to Secured Digital Storage Corporation f/k/a Mountains West Exploration, Inc. and its subsidiaries, unless the context otherwise requires.

PART I

Item 1. Description of Business.

Business Development

Secured Digital Storage Corporation, f/k/a Mountains West Exploration, Inc. was incorporated under the laws of the State of New Mexico on September 17, 1979. Through May 2005, the Company was primarily engaged in the acquisition, exploration and development of coal bed methane leases located in Colorado.

For the several years prior to 2005, as resources had permitted, the Company had been increasing its activities, but was unable to obtain significant gas income. Management’s time and the limited resources of the Company had been used to maintain the properties held, to acquire additional properties and to participate, to the extent possible, in the development of such properties. The Company had been unable to realize consistently profitable operations. In May 2005, the Company disposed of all interests related to the acquisition, exploration and development of natural resources.

On November 15, 2005, the Company entered into a Purchase Agreement with LD Acquisition, LLC (“LD”), a Delaware limited liability company (the “Purchase Agreement”) owned by Grander, L.L.C. and DJS Investments II, LLC. Mr. Lee Wiskowski, our Executive Vice President and a member of our Board of Directors, is the sole member of Grander, LLC. Also, Mr. Douglas Stukel, our Executive Vice President, Secretary and Treasurer and a member of our Board of Directors, is the sole member of DJS Investments II, LLC. Pursuant to the Purchase Agreement, the Company issued 300,000 shares of our common stock to LD and a warrant to purchase up to 10,000,000 shares of common stock.

In connection with this transaction, the Company also changed its business plan. Our Board of Directors desired to pursue business endeavors related to communications commerce, or as otherwise determined by the Board. On November 7, 2007, and, in futherance of this business plan shift, the Company completed the acquisition of Secured Digital Storage LLC. Pursuant to the terms of the agreement, the Company acquired all the outstanding membership interests Secured Digital Storage LLC in exchange for shares of our common stock. Effective December 17, 2007 the Company’s name was changed to Secured Digital Storage Corporation.

Business Description

The Company is currently building the infrastructure to provide remote, secure, high capacity online backup data storage for mission critical data to business, healthcare and government agencies. SDS’s business model focuses its storage space to smaller, more secure data centers that are dedicated to storage, where the storage volume and connectivity is matched to each customer’s specific requirements. SDS target customers are Fortune 2000 corporate entities, law firms, government and the health care industry, which have a need to store and file large quantities of data. Our sales channel will include a direct sales force as well as channel partners focused in the IT and management consulting industries. The SDS solution will provide customers the ability to manage growing volumes of data and meet regulatory compliance at a lower cost of ownership. SDS understands that in order to satisfy the increasing demands of our customers, we must provide a data storage product that economically provides a long term storage solution, with a managed-services solutions product delivery that are constantly accessible and searchable. At the same time, SDS expects to reset the standards for security, survivability and efficient use of power and cooling technologies.

The Company has leased space in a data storage collection center in Mount Prospect, Illinois. The terms of this lease are described in Item 2.  We intend to bring online our first early-adopter customers during the second quarter of 2008.

Principal Suppliers

From time to time, the Company will acquire data center equipment through lease or acquisition. We believe our solution is not dependent on any specific supplier for this equipment. In October 2007, we entered into a commercial guaranty in favor of Aequitas Equipment Finance, LLC, however the underlying purchase order and guaranty were subsequently cancelled. The Company subsequently entered into certain capital leases on equipment and software associated with its data center build-out with Hewlett-Packard Financial Services Company. In connection with these leases, the Company incurred additional debt of $1,232,122.

Subsidiaries

The Company’s only subsidiary is Secured Digital Storage LLC, a Nevada limited liability company.

Employees

As of December 31, 2007, the Company employed eleven full-time employees. The employees include the senior management team and technical employees to enable the build-out of our co-location facility. None of our employees are covered by a collective bargaining agreement.

Risk Factors

Our business faces many risks. If any of the events or circumstances described in the following risks actually occur, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	Our high degree of indebtedness, including short term indebtedness;

•	general economic and market conditions;

•	the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions;

•	the effect of war, terrorism, natural disasters or other catastrophic events;

•	the effect of disruptions to our systems and infrastructure;

•	the lack of current customers and sales and the timing and magnitude of future sales;

•	the timing and scope of technological advances;

•	customers taking their information availability solutions in-house;

•	the ability to retain and attract customers and key personnel; and

•	a material weakness in our internal controls.

The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission (“SEC”), including this Report on Form 10-KSB. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

We currently have no customers and face competition for customers.

We currently have no customers. We intend to compete with our potential customers' internal information protection and storage services capabilities. These organizations may not begin or continue to use an outside company, such as our company, for their future information protection and storage services needs. We also compete, in both our physical and digital businesses, with multiple information protection and storage services providers in all geographic areas where we operate; our potential customers may choose to use those competitors instead of us.

Operational risks.

Governmental and customer focus on data security could increase our costs of operations. We may not be able to fully offset these costs. In addition, incidents in which we fail to protect our customers' information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations.

In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, most states have adopted breach of data security statutes and regulations that require notification to consumers if the security of their personal information, such as social security numbers, is breached; other states are currently considering such legislation. In addition, the United States Congress is considering new legislation that is intended to address data security through various methods that include requiring notification to affected persons of breaches of data security. Our information security practices have been the subject of review or inquiry by governmental agencies, and we may be subject to additional reviews or inquiries of governmental agencies in the future.

Continued governmental focus on data security may lead to additional legislative action. As a result of these legislative initiatives, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

In addition to increases in the costs of operations or potential liability that may result from a heightened focus on data security, our reputation may be damaged by any compromise of security, accidental loss or theft of customer data in our possession. We believe that establishing and maintaining a good reputation is critical to attracting and retaining customers. If our reputation is damaged, we may become less competitive which could negatively impact our businesses, financial condition or results of operations. Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in interpretation.

If we are unable to identify suitable acquisition candidates and successfully complete acquisitions, our growth and our financial results may be adversely affected.

Our growth has depended in part on our ability to acquire similar or complementary businesses on favorable terms. This growth strategy is subject to a number of risks that could adversely affect our business and financial results, including:

•	we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;
•
we may face competition for acquisitions from other potential acquirers, some of whom may have greater resources than us or may be less highly leveraged, or from the possibility of an acquisition target pursuing an initial public offering of its stock;

•	we may have to incur additional debt to finance future acquisitions and no assurance can be given as to whether, and on what terms, such additional debt will be available; and
•	we may find it more difficult or costly to complete acquisitions due to changes in accounting, tax, securities or other regulations.

In addition, the digital solutions we will offer may not gain or retain market acceptance, of business partners upon whom we depend for technical and management expertise, and the hardware and software products we need to complement our services, may not perform as expected.

We may not be able to successfully integrate and manage acquired businesses.

If we are unable to successfully integrate and manage acquired businesses, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired and businesses that we acquire in the future may perform worse than expected or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities in connection with acquisitions.

Catastrophic events may disrupt or otherwise adversely affect the markets in which we operate, our business and our profitability.

Our business may be adversely affected by a war, terrorist attack, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our potential customers, the financial markets or the overall economy. The potential for a direct impact is due primarily to our significant investment in our infrastructure. Although we intend to maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. Despite our preparations, a security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for customers, disruptions to our operations, or damage to our important facilities. The same disasters or circumstances that may lead to our customers requiring access to our availability services may negatively impact our own ability to provide such services. If any of these events happen, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

Rapid changes in technology and our customers’ businesses could adversely affect our business and financial results.

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our future customers’ businesses. These changes can occur rapidly and at unpredictable intervals and we cannot assure you that we will be able to respond adequately. If we do not successfully update and integrate our products and services to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer.

Customers taking their availability solutions in-house may continue to create pressure on our organic revenue growth rate.

Our storage solutions allow customers to leverage our infrastructure and take advantage of our experience, technology expertise, resource management capabilities and vendor neutrality. Technological advances in recent years have significantly reduced the cost, yet not the complexity, of developing in-house solutions. Some customers, especially among the very largest having significant IT resources, prefer to develop and maintain their own in-house availability solutions, which can result in a loss of revenue from those customers. If this trend continues or worsens, there will be continued pressure on our organic revenue growth rate.

If we fail to retain key employees, our business may be harmed.

Our success depends on the skill, experience and dedication of our employees. If we are unable to retain and attract sufficiently experienced and capable personnel, especially in product development, sales and management, our business and financial results may suffer. For example, if we are unable to retain and attract a sufficient number of skilled technical personnel, our ability to develop high quality products and provide high quality customer service may be impaired. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. When talented employees leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully retain and attract the personnel that we need.

If we are unable to protect our proprietary technologies and defend infringement claims, we could lose one of our competitive advantages and our business could be adversely affected.

Our success depends in part on our ability to develop and protect our proprietary products and services and to defend against infringement claims. If we are unable to do so, our business and financial results may suffer. To protect our proprietary technology, we will rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. Despite our efforts to protect the proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our technology. It also is possible that others will develop and market similar or better technology to compete with us. Furthermore, existing patent, copyright and trade secret laws may afford only limited protection, and the laws of certain countries do not protect proprietary technology as well as United States law. For these reasons, we may have difficulty protecting our proprietary technology against unauthorized copying or use. If any of these events happens, there could be a material adverse effect on the value of our proprietary technology and on our business and financial results. In addition, litigation may be necessary to protect our proprietary technology. This type of litigation is often costly and time-consuming, with no assurance of success.

A material weakness in our internal controls could have a material adverse affect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results.

We have no history of dividend payments.

We have never declared or paid cash dividends on our capital stock. We may retain future earnings, if any, for the development of our business and we do not anticipate paying cash dividends on or repurchasing our common stock in the foreseeable future. Any determinations by us to pay cash dividends on our common stock in the future or repurchase our common stock will be based primarily upon our financial condition, results of operations and business requirements.

There are significant risks relating to our indebtedness.

Our substantial indebtedness, including short term indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments. We have a significant amount of indebtedness. Our substantial indebtedness could have important consequences to you. Our indebtedness may increase as we continue to borrow under existing and future credit arrangements in order to finance future acquisitions and for general corporate purposes, which would increase the associated risks.

We will need additional capital.

We will need to obtain additional financing over time to fund operations and/or to strengthen our balance sheet to attract customers and to ensure credit from suppliers, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer base, services offered and development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing, and cannot assure you that additional financing will be available on favorable terms or at all times. The rights of the holders of any debt or equity we may issue in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of our shareholders’ proportionate equity interests in us. Failure to obtain financing could have a material adverse effect on our business.

We have historically lost money and losses may continue.

We have incurred losses in our recent corporate history, and cannot assure you that we will achieve profitability. To succeed, we must develop new client and customer relationships and create significant revenues from sales of our products and services. We intend to expend substantial resources to develop and improve our products and to market our products and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition. Our independent auditors have issued a “going concern” qualification as part of its opinion on our consolidated financial statements.

Our stock is thinly traded and shareholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than the Company’s value.

Our common stock is very thinly traded, and the price if traded may not reflect the value of our company. Consequently, shareholders  may not be able to liquidate their investment at all, or if they are able to liquidate it may only be at a price that does not reflect the value of the business. Even if a more active market should develop, the price may be highly volatile. Because the price for our stock may be low, many brokerage firms may not be willing to effect transactions in the securities. Even if a shareholder finds a broker willing to effect a transaction in our stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of common stock like ours as collateral for any loans. We do not qualify or meet the requirements for the listing and/or quotation of our common stock on any national securities exchange.

Item 2. Description of Property.

Our principal office is located at 2001 Butterfield Road, Suite 1050, Downers Grove, Illinois 60515. A five year lease was signed that expires in August 2012. Current rent at the Downers Grove location is $63 thousand per year. The SDS co-location facility is located at 1331 East Business Center Drive, Mount Prospect, Illinois 60056. In October 2007, a one year lease was signed with Cyber Development Group International, LLC that expires in December 2008, with three, one year renewal options. Current rent and energy cost under lease at the Mount Prospect location is $310 thousand per year. SDS invested $30 thousand in leasehold improvements on the build-out of facility.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the Company’s fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded over-the-counter, under the symbol SDGS.OB. The Company’s common stock prices are quoted by the OTC Bulletin Board Quotation System ("OTC"). The high and low bid prices available during each quarter of 2006 and 2007 appear as follows, however, the OTC quotes reflect interdealer prices and are not reliable as to accuracy of individual trades and may not represent actual prices after retail mark up, mark down, or dealer discounts or commissions.

Bid Prices – 2007	Bid Prices – 2007	Bid Prices – 2006	Bid Prices – 2006

1st Quarter	1st Quarter	1st Quarter	1st Quarter
High	Low	High	Low
1.15	0.77	1.15	.38

2nd Quarter	2nd Quarter	2nd Quarter	2nd Quarter
0.80	0.30	2.00	0.60

3rd Quarter	3rd Quarter	3rd Quarter	3rd Quarter
10.10	0.37	0.60	1.01

4th Quarter	4th Quarter	4th Quarter	4th Quarter
15.00	3.00	2.20	0.38

There were approximately 1,850 record holders of the Company’s common stock on March 31, 2008.

There currently is a limited public market for the Company’s common stock on the OTC, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until the Company’s common shares are listed on a national securities exchange, it is likely that the common shares will be defined as “penny stocks” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain “accredited investors” (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as the Company’s common shares are considered “penny stocks,” many brokers will be reluctant or will refuse to effect transactions in the Company shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

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

The Company has never paid, and does not anticipating paying, dividends with respect its common stock.

The Company has no securities authorized for issuance under any equity compensation plan as of December 31, 2007.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

The Company currently has no revenues. Prior to November 2007, we were a shell company with no significant operations other than trying to acquire a company. In November, 2007, we acquired Secured Digital Storage LLC, a startup company with no revenues and minimal operating expenses. SDS’s vision is to provide a remote backup data center solution to IT operations. SDS’s plan of operation is to offer a comprehensive blend of managed services solutions to meet the industry specific needs of business and government agencies. SDS’s service offerings will assist customers to manage growing volumes of data and meet compliance regulations at a lower cost of ownership and gain heightened IT efficiency, business continuity and protection via an on-demand storage network. We will continue to pursue additional debt and equity capital to fund the capital and operational needs of the Company. However, there can be no assurances that the proper funding can be accomplished.

Results of Operations 2007 Compared to 2006

Although the Company acquired a startup entity during 2007, it has no revenues from operations. The Company incurred $894 thousand of operating expenses during 2007. These expenses primarily included ongoing legal fees in conjunction with SEC filings, ongoing legal counsel and contract negotiations, payroll expenses, rental expense for leased equipment and other administrative expenses. During 2006, we incurred $631 thousand of operating expenses, which was comprised primarily of a $500 thousand forfeiture of two deposits of $250 thousand from the cancellation of two letters of intent to purchase potential companies.

Results of Operations 2006 Compared to 2005

The Company had revenues of $0 in 2006 and $0 in 2005 (from continuing operations). The Company incurred operating expenses of $615 in 2006 and $0 in 2005 (from continuing operations). The Company incurred administrative expenses of $630,471 in 2006 and $25,450 in 2005 (from continuing operations). The substantial increase in expenses in 2006 was primarily due to higher administrative expenses over 2005. The largest components of expense from continuing operations were as follows.

	2006	2005
Consulting	$-0-	$33,431
Deposit Write-off	$500,000	-0-
Transfer Agent	$5,314	$4,531
Legal and Accounting	$121,110	$215,672

The net loss was ($216,849) for 2005 compared to a loss of ($651,786) for 2006 as revenues decreased and expenses also increased. The net loss per share was ($0.21) for 2005 and ($0.50) for 2006.

Liquidity and Capital Resources

The Company currently has $384 thousand of cash on hand at year-end, of which $150 thousand is restricted cash.  Currently capital is not sufficient to enable to the Company to continue its operations without a cash infusion.  The Company intends to raise additional capital thru debt and equity sources.  However, there can be no assurances that the level of capital raised will be sufficient to sustain operations.

The Company’s only capital resources are its negligible cash assets which may be illiquid, and its common stock which might be sold to raise capital, if any.

Changes in Financial Condition

During the year, the Company converted $933.5 thousand of debt into equity.  However, the Company has incurred new debt, both in terms of capital leases and notes payable totaling $795 thousand.  In addition, the Company has received $735 thousand for advances for subscriptions of additional common stock.  At December 31, 2007, the Company had utilized all but $384 thousand of the proceeds from the additional debt and advances.

Need For Additional Financing

The Company may not have capital sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Exchange Act. The Company may have to seek debt or equity placements to cover such cash needs. Lack of existing capital may be a sufficient impediment to prevent it from accomplishing its goals. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

Irrespective of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Going Concern

The Company’s auditor has issued a “going concern” qualification as part of its opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a “going concern.” The Company has no revenue, limited capital, debt including obligations under capital leases of nearly $800,000, $384,000 in cash with $573,000 of accounts payable and accrued liabilities with minimal other liquid assets. The effects of such conditions could easily be to cause the Company’s bankruptcy.

Management is seeking to obtain additional funding, via loans or private placements of stock for operations, to repay debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year.

We have no off balance sheet financing arrangements or special purpose entities.

We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Secured Digital Storage Corporation

We have audited the accompanying consolidated balance sheets of Secured Digital Storage Corporation. as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Digital Storage Corporation. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, conditions exist which raised substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JASPERS + HALL, PC
Denver, Colorado
April 15, 2008

/s/ JASPERS + HALL, PC

SECURED DIGITAL STORAGE CORPORATION
F/K/A MOUNTAINS WEST EXPLORATION, INC.
FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

SECURED DIGITAL STORAGE CORPORATION
F/K/A MOUNTAINS WEST EXPLORATION INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS:
Current Assets:
Prepaid Expenses	316,316	–
Total Current Assets	700,411	345
Noncurrent Assets
Net Fixed Assets	325,529	–
Other Assets	161,523	–

Total Noncurrent Assets	487,052	–
TOTAL ASSETS	$1,187,463	$345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable	$504,930	$103,381
Accrued Expenses	68,519	25,133
Current Portion of Debt	480,335	103,000

Total Current Liabilities	1,053,784	231,514

Noncurrent Liabilities
Long-Term Debt	314,643	647,500

Total Liabilities	1,368,427	879,014

Stockholders' Equity:

Common Stock, no par value; 50,000,000 shares authorized; 10,753,604 issued and outstanding at December 31, 2007 and 1,300,018 shares issued and outstanding at December 31, 2006	3,132,326	1,582,786
Additional Paid-in Capital	370,976	–
Retained Earnings (Deficit)	(3,684,266)	(2,461,455)

Total Stockholders' Equity (deficit)	(180,964)	(878,669)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,187,463	$345

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
F/K/A MOUNTAINS WEST EXPLORATION INC.
Statements of Operations

	Year Ended
	December 31,
	2007	2006

Revenue:	$–	$–

Operating Expenses:
Compensation	352,639	–
Professional Services	342,801	121,109
Occupancy	26,838	–
Operating Leases	30,765	–
Depreciation	3,286	–
Other Administrative Expense	137,559	509,977
Total Operating Expenses	893,888	631,086

Total Operating Profit (Loss)	(893,888)	(631,086)

Interest Expense, net	328,923	20,700

Loss Before Taxes	(1,222,811)	(651,786)

Taxes	–	–

Net Loss	$(1,222,811)	$(651,786)

Per Share Information:

Weighted average number of common shares outstanding	2,968,250	1,300,018

Net Loss per Common Share	$(0.41)	$(0.50)

The accompanying notes are an integral part of these consolidated financial statements

 SECURED DIGITAL STORAGE CORPORATION
F/K/A MOUNTAINS WEST EXPLORATION INC.
Statements of Cash Flows

	Year Ended
	December 31,
	2007	2006

Cash Flows from Operating Activities:

Net Loss	$(1,222,811)	$(651,786)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,286	–
Stock Option Expense	25,453	–
Stock Warrant Expense Issued with Debt	196,878	–
Increase in Prepaid Assets	(445,839)	–
Increase in Other Assets	(32,000)	–
Increase in Accounts Payable	401,549	77,931
Increase in Accrued Interest	106,213	20,700

Net Cash Flows Used by Operations	(967,271)	(553,155)

Cash Flows from Investing Activities:

Purchase of Equipment	(328,815)	–
Acquisition of Secured Digital Storage LLC, Net of Cash	(181,786)	–

Cash Flows Used by Investing Activities	(510,601)	–

Cash Flows from Financing Activities:
Repayments of Debt	(105,500)	(94,000)
Issuance of Debt	1,232,122	647,500
Advance for Subscriptions of Common Stock	735,000	–

Net Cash Flows Provided by Financing Activities	1,861,622	553,500

Net Increase (Decrease) in Cash	383,750	345

Cash at Beginning of Period	345	–

Cash at End of Period	$384,095	$345

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$92,000	$–
Cash Paid for Income Taxes	$–	$–

Non-Cash Investing and Financing Activities
Conversion of Debt and Interest to Common Stock	$996,326	$–

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
F/K/A MOUNTAINS WEST EXPLORATION INC.

Stockholders’ Equity (Deficit)
December 31, 2007

			Additional	Retained
	Common Stock		Paid-in	Earnings
	# of Shares	Amount	Capital	(Deficit)	Totals

Balance - January 1, 2006	1,300,018	$1,582,786	$–	$(1,809,669)	$(226,883)

Net Loss for Year	–	–	–	(651,786)	(651,786)

Balance - December 31, 2006	1,300,018	1,582,786	–	(2,461,455)	(878,669)

Net Loss for Year	–	–	–	(1,222,811)	(1,222,811)
Conversion of Debt	1,953,582	996,326	–	–	996,326
Issuance of Shares for SDS Acquisition	7,500,004	(181,786)			(181,786)
Advance for Subscriptions of Common Stock	_	735,000	–	–	735,000
Issuance of Stock Options	–	–	25,453	–	25,453
Issuance of Stock Warrants for Debt	–	–	345,523	–	345,523

Balance - December 31, 2007	10,753,604	$3,132,326	$370,976	$(3,684,266)	$(180,964)

 The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
F/K/A MOUNTAINS WEST EXPLORATION INC.

Notes to Financial Statements
December 31, 2007

Note 1 - Summary of Significant Accounting Policies:

Basis of Accounting:

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All intercompany transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, with an original maturity of three months to be cash equivalents.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Provision for depreciation is made generally at rates designed to allocate the cost of the property and equipment over their estimated useful lives of 3 - 15 years. Depreciation is calculated using the straight-line method. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.

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

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

The Company issued options during 2007 which resulted in the recognition of stock-based compensation expense of $25,253. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded. All stock awards granted by the Company have an exercise based on either the 10 day trailing price or the closing market value on date of grant of the underlying common stock.

The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model (minimum value method), assuming no expected dividends and the following assumptions:

2007
Volatility factor	10%
Risk free interest rate	4.50%
Expected live	5

The determination of the fair value of all awards is based on the above assumptions. See Note 5 for more information regarding the Company’s stock-based compensation plans.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of December 31, 2007, there were 4,100,000 (Note 5) stock options and 12,224,500 stock warrants outstanding that could be converted into potential common shares. As of December 31, 2006, there were 0 stock options and 10,000,000 stock warrants outstanding that could be converted into common stock.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Secured Digital Storage LLC had occurred as of January 1, 2006:

	Years Ended December 31,
	2007	2006
Net revenues	$0	$0

Net loss	$(1,556,871)	$(993,631)

Net loss per share:
Basic and diluted	$(0.16)	$(0.11)
Weighted average shares outstanding:
Basic and diluted	9,461,450	8,800,022

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of January 1, 2006, nor are they necessarily indicative of the results that may occur in the future.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of the interpretation did not have an impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

Note 2 – Federal Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 9”). “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$2,377,144	$1,952,455
Valuation allowance	(2,377,144)	1,952,455
Net deferred tax assets	$0	$0

At December 31, 2007, the Company had net operating loss carryforwards of approximately $2,377,144 for federal income tax purposes. These carryforwards will begin to expire in 2012 if not utilized to offset taxable income.

Note 3 – Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and achieve profitable operations. There is insufficient cash on hand to support current or anticipated operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is currently seeking new capital to revitalize the Company.

Note 4 – Capital Stock Transactions:

The authorized capital stock of the Company was established at 50,000,000 with no par value. In April 2005 the Company authorized a 1 for 50 reverse split. All shares of stock have been adjusted to reflect this reverse split. In November 2005 the Company issued warrants to purchase 10,000,000 shares of common stock in the Company to LD Acquisition, LLC at an exercise price of $0.01 per share. During 2007, the Company converted $933,500 of debt plus accrued interest into 1,953,582 shares of common stock. Additionally, in conjunction with the acquisition of Secured Digital Storage LLC, the Company issued 7,500,004 shares of common stock. The Company is also in the process of raising additional capital. Through December 31, 2007, the Company had received $735,000 of funds in advance of the subscription for 918,750 shares of common stock of the Company. During 2007 the Company issued warrants to purchase 2,224,500 shares of common stock in the Company to various lenders. Of these stock warrants, 724,500 have an option price of $0.51 per share and 1,500,000 have an option price of $0.80 per share. As of December 31, 2007, none of these warrants has been exercised.

Note 5 –  Stock Based Compensation:

During 2007, the Company granted three executives options to acquire 4,100,000 shares of common stock of the Company at a strike price equal to the closing price of the Company's common stock as of that date ($.51 per share). In accordance with the terms of each of these option agreements (i) 40% of such options vested upon execution of the Agreement, and (ii) 20% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 1,640,000 of stock options are vested under these three agreements, as amended. There were no stock options outstanding prior to this issuance.

The following table summarizes the activity under the stock options:

Options Outstanding:	Number of Shares	Price per Share	Weighted Average Price Per Shares

January 1, 2007	-	-	-
Granted	4,100,000	0.51	0.51
December 31, 2007	4,100,000	$0.51	0.51

Vested Shares:
Vested, December 31, 2007	1,640,000	$0.51	1.00

The aggregate intrinsic value for options vested and outstanding as of December 31, 2007 totaled $836,000 and the weighted average contractual life of those options was 9.75 years.

As of December 31, 2007, $425,546 of compensation expense remained to be recognized on the stock options. The expense will be recognized ratably over 3 years. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved.

Note 6 – Deposit on Business Acquisition:

On March 22, 2006, Mountains West Exploration, Inc. signed a letter of intent to purchase an online dating and online education business from Think Partnership, Inc. with a deposit of $250,000 to be credited against the purchase price if the transaction is completed. The $250,000 deposit was only to be returned to Mountains West Exploration, Inc., if Think Partnership sold the selected subsidiaries to a third party. Mountains West Exploration has borrowed the funds for this transaction from a related party, LD Acquisition, LLC. This acquisition was not completed as of December 31, 2006 as the Company had not completed the private placement to raise additional capital for the completion of the payment to Think Partnership, Inc. As of March 29, 2007 this letter of intent was cancelled and the deposit was forfeited.

On December 11, 2006 Mountains West Exploration, Inc. signed a letter of intent to purchase The Right One, Together Dating and eLove.com. This transaction was to be structured as a merger in which the Company would become a wholly-owned subsidiary of Mountains West Exploration, Inc. A deposit of $250,000 was wired to The Right One as a deposit to this letter of intent. As of April 12, 2007 this letter of intent was cancelled and the deposit was forfeited.

Note 7 – Notes Payable:

	2007	2006

Note payable, various individuals, bearing 7% interest per annum, due June 1, 2007	$-	$647,500

Note payable, LD Acquisition, LLC, related party, bearing interest at 10% per annum.	-	103,000

Note payable, TAPO Ventures, LLC, related party, non-interest bearing loan, open ended	100,000	-

Short term loan, Doug Stukel, related party, non-interest bearing, due upon demand	75,000	-

Note payable, two individuals, no stated rate, 750,000 warrants issued, due February 28, 2008.	300,000	-

Debt obligation under capital lease	468,623	-

Total debt	943,623	750,500

Less: Contra debt for stock warrants	(148,645)	-

Net debt	794,978	750,500
Less: Current Portion	(480,335)	(750,500)

Long Term Debt	$314,643	$-

NOTE 8 – Commitments and Contingencies

As permitted under New Mexico law and the Company's charter documents, the Company will indemnify its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of December 31, 2007 or December 31, 2006.

Operating and Capital Leases:   The Company has entered into certain non-cancelable operating and capital lease agreements related to office and equipment. Total rent expense under operating leases $52,385 and $0 for the years ended December 31, 2007 and 2006, respectively. Total payments including interest made under capital leases for 2007 was $0. The Company did not have any capital leases for the year ended December 31, 2006. At December 31, 2007, leased capital assets included in the Company’s fixed assets were as follows:

December 31,
2007
HP Leases Capitalized
Computer Equipment	$158,980
Purchased Software	106,656
Less Accumulated Depreciation	0
Net	$265,636

Minimum remaining rental commitments under operating leases net of sublease and capital leases arrangements are as follows as of December 31, 2007:

	Operating	Capital

For the Year Ending December 31:
2007	$5,218	$-
2008	363,871	160,158
2009	365,108	160,158
2010	362,741	160,157
2011	68,199	0.00
Thereafter	50,357	0.00

Total	$1,215,494	$480,473

Less: Amounts Representing Interest		(11,850)

Present Value of Future Minimum Lease Payments		468,623

Less: Current Portions of Obligations under Capital Lease		(153,980)

Obligations under Capital Leases, Net of Current Portions		$314,643

NOTE 9 – Subsequent Events

Subsequent to December 31, 2007, and through April 11, 2008, the Company has raised an additional $1,290,100 of capital in advance of stock subscription offering. The shares will be issued at $0.80 per share, resulting in an additional 1,612,625 shares of common stock to be issued.

On April 1, 2008, the Company closed on $1.2 million of short term financing. The terms of the loan included an 18% interest rate, six month term, with 1.2 million stock warrants issued at an option price of $0.80 per share, with a 2 year term. This loan was guaranteed by an entity wholly owned by an executive officer and director of the Company.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management Report On Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer with professional assistance. Based upon that evaluation, our officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to allow timely decisions regarding required disclosure. There were significant changes in our Company with the acquisition of Secured Digital Storage Company LLC, a start-up venture, creating the need for new financial systems and related internal control over financial reporting during our most recent fiscal quarter that have materially affected our internal control over financial reporting.

A summary of the internal controls necessary to assure elements of financial reporting are met are as follows: Review all financial activity periodically between CFO and CEO; Agreed procedure to accumulate all contract and commitment documents for review and agree; Maintain and control all Company records and reports of financial significance; Agreed delegation of authority and responsibilities for coordinated actions; Prioritize the development and adoption of Corporate Policies and Corporate Governance and oversight processes; Independent Director and financial expert Director; and Adoption of the COSO framework as a significant tool for planning and implementing the financial organization and business systems of the Company.

Current control weaknesses and compensating controls include: We currently do not have sufficient staff for internal checks of record keeping and to address start-up and scalable operating requirements, although, all financial activity is reviewed by Executive Management and the Board of Directors; Financial accounting systems may not have sufficient features to handle the complexity of the planned business in the future, although, we are currently adopting a new financial accounting system; We currently do not have all Corporate Policies and Corporate Governance documented; We currently do not have an audit committee with financial expert as a director; and We currently do not have written procedures for all key operating areas with provision for training staff and dealing with changes in staff and processes.

We established procedures in 2007 to improve internal controls, review and oversight to provide reasonable controls considering our size and business plan. We have performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-KSB fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. As an integral part our business we are implementing a Section 404 implementation plan. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is an ongoing process which continue to evolve.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company’s directors and executive officers as of date of filing of this report.

Name	Age	Positions held with Company
Richard Dent	46	Director
Patrick J. Gainer	47	Chief Financial Officer
Peter Gross	57	Director
Don Hauschild	52	Chief Information Officer
Phil Kenny	54	Director
William M. Lynes	62	Director, Chairman of the Board and Chief Executive Officer
Lawrence G. Malone	56	Director, President and Chief Operating Officer
Douglas Stukel	38	Director, Executive Vice President, Secretary & Treasurer
Lee Wiskowski	41	Director, Executive Vice President

Background information about each director and executive officer is as follows:

Richard Dent, Director, age 46.On December 10, 2007, Mr. Dent was appointed to serve as a member of our board of directors. Mr. Dent is, and has been for over the past 5 years, the President and CEO of RLD Resources LLC.  He is a graduate of Tennessee State.

Patrick J. Gainer, Chief Financial Officer, age 47. On January 28, 2008, Mr. Gainer was appointed to serve as our Chief Financial Officer. Prior to joining the Corporation, Mr. Gainer served as Vice President and Director of Finance for Motorola, Inc. - Automotive Group, since 2003. Prior to this position, Mr. Gainer was Vice President and Director of Finance for Motorola, Inc. - Integrated Electronics Systems Sector, from 2001 to 2003. Earlier in his career, Mr. Gainer worked for KPMG - Public Accounting Firm. Mr. Gainer holds a MBA in Finance from the University of Chicago - Graduate School of Business, BA in Accounting from Loyola University of Chicago, and is a Certified Public Accountant. Mr. Gainer serves on the board of Loyola University of Chicago - Business School.

Peter Gross, Director, age 57. On December 10, 2007, Mr. Gross was appointed to serve as a member of our board of directors. Mr. Gross, currently serves, and has served for over the past five years, as President and CTO of EYP Mission Critical Facilities, Inc. Mr. Gross holds a M.S.E.E. from Polytechnic Institute in Bucharest, Romania and an MBA from Cal State.

Don Hauschild, Chief Information Officer, age 52. On September 19, 2007, Mr. Hauschild was appointed to serve as our Chief Information Officer. Mr. Hauschild’s most recent experience includes his service as president of Frontrunner Network Systems, Inc. (“FNS”), a subsidiary of Capital Growth Systems, Inc., from March 2005 through September 2007.  Prior to FNS, Mr. Hauschild held executive and consulting positions with micro-cap startup companies and consulting firms including CEO and board member of QS Software Co. from September 2001 through March 2005, Executive Vice President of consulting services with Answerport, Inc. from May 2004 through June 2006 and Vice President of business development with Communications Infrastructure Development Corp. April 2000 through September 2001. Mr. Hauschild worked for Ernst & Young, LLP Management Consulting for 12 years where he served as a partner in the Chicago and Milwaukee offices from October 1993 through March 2000.

Phil Kenny, Director, age 54. On December 10, 2007, Mr. Kenny was appointed to serve as a member of our board of directors. Mr. Kenny is, and has been for over the last five years, an owner of and partner in Kenny Industries, a holding company for Kenny Construction Company, Seven K Construction, Northgate Investments, Casino Queen and Clinton Industries. Mr. Kenny serves as president of Seven K Construction and Northgate Investments.  Mr. Kenny is a board member for Capital Growth Systems, Inc. (OTCBB: CGSY).

William M. Lynes, Director, Chief Executive Officer, age 62. On November 13, 2007, Mr. Lynes was appointed to serve as our Chief Executive Officer. On December 10, 2007, Mr. Lynes was appointed to serve as a member of our board of directors and Chairman of the Board. Prior to joining the Company, William M. Lynes, served as Chairman and CEO of Secured Digital Storage LLC. Since late 1999, Mr. Lynes has served as principal and chairman of TAPO Ventures LLC, a business due diligence and consulting service company. Mr. Lynes holds a BS degree in Electrical Engineering from the University of Heidelberg in Germany and has completed IT graduate studies at MIT and business management from Harvard University.

Lawrence G. Malone, Director, President and Chief Operating Officer, age 55. On September 19, 2007, Mr. Malone was appointed to serve as our President and Chief Operating Officer. On November 13, 2007, Mr. Malone was appointed to serve a member of our board of directors. Prior to joining the Company, Larry Malone, most recently served as President of BT Infonet USA, a division of BT Infonet Services Corp. that provides cross-border managed data communication services for multi-national companies. Mr. Malone holds a B.S. degree in economics from St. Peter’s College.

Douglas Stukel, Director, Executive Vice President, Secretary and Treasurer, age 38. On November 13, 2007, Mr. Stukel resigned his position as Co-Chief Executive Officer and was appointed as an Executive Vice President of the Company. Mr. Stukel serves as a member of our board of directors. In addition, Mr. Stukel is a co-founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held firm providing financial advisory services in connection with mergers and acquisitions and analysis as to strategic alternatives. Mr. Stukel also serves as a director of Health Partnership, Inc. (OTCBB: HHPN).

Lee Wiskowski, Director and Executive Vice President, age 41. On November 13, 2007 Mr. Wiskowski resigned his position as Co-Chief Executive Officer and was appointed as an Executive Vice President of the Company. Mr. Wiskowski serves as a member of our board of directors as well. Mr. Wiskowski also serves as a director of Capital Growth Systems, Inc. (OTCBB: CGSY). Since December 2001, Mr. Wiskowski has been engaged in the business of providing financial and advisory services to emerging growth companies through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms. Mr. Wiskowski also serves as a director of Health Partnership, Inc. (OTCBB: HHPN).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who own more than 10% of our outstanding common stock file initial reports of ownership and reports of changes in ownership in the common stock with the SEC. officers, directors and shareholders who own more than 10% of the outstanding common stock of the Company are required by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of the copies of these reports furnished to us and written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2007, other than the filings listed below, all other Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were timely met: Form 3 filed on behalf of Philip B. Kenny on December 28, 2007 on the earliest transaction date of December 10, 2007; Form 3 filed on behalf of Lawrence Malone on October 3, 2007 on the earliest transaction date of September 19, 2007; Form 3 filed on behalf of Donald E. Hauschild on October 3, 2007 on the earliest transaction date of September 19, 2007; Form 4 filed on behalf of Lee Wiskowski on November 14, 2007 on the earliest transaction date of November 5, 2007; Form 4 filed on behalf of Douglas Stukel on November 14, 2007 on the earliest transaction date of November 5, 2007; Form 4 filed on behalf of LD Acquisition, LLC on November 14, 2007 on the earliest transaction date of November 8, 2007; Form 4 filed on behalf of Lawrence Malone on October 3, 2007 on the earliest transaction date of September 19, 2007; Form 4 filed on behalf of Donald E. Hauschild on October 3, 2007 on the earliest transaction date of September 19, 2007.

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

Committees and Procedures

Our Board does not have a standing compensation or nominating committee. Because we do not have such committees, our full Board performs the functions of such committees. In considering director nominees, at a minimum, our Board will consider: (i) whether the director nominee provides the appropriate experience and expertise in light of the other members currently serving on the board and any other factors relating to the ability and willingness of a nominee to serve on the board, (ii) the number of other boards and committees on which the nominee serves, and (iii) the director nominee’s business or other relationship, if any, with us, including whether the director nominee would he subject to a disqualifying factor in determining the nominee’s “independence” as defined by the listing standards of the relevant securities exchanges, if applicable. Our Board has not adopted procedures for the recommendation of nominees for the board of directors. Our Board will accept nominations in writing from our shareholders.

Item 10. Executive Compensation.

Employment Agreements

We have entered into a letter agreement pursuant to which Patrick J. Gainer serves as our CFO and which provides for an annual base salary of $220 thousand, a possible performance bonus up to 200% of such base salary based on performance objectives to be determined, and participation by Mr. Gainer in the Company's 401k plan, when implemented, and all other benefits and perquisites available to senior members of management. In addition, Mr. Gainer received options to purchase 1,230,000 shares of common stock which have an exercise price of $.80 per share, 40% of which vested immediately and the remainder which vests annually over a three year period. Further, upon achieving a certain performance target, Mr. Gainer will be eligible to receive 205,000 shares of restricted common stock.

We have entered into a letter agreement pursuant to which Larry Malone serves as our President and Chief Operating Officer and which provides for an annual base salary of $240 thousand and participation by Mr. Malone in the Company's 401k plan, when implemented, and all other benefits and perquisites available to senior members of management. In addition, Mr. Malone received options to purchase 2,100,000 shares of common stock which have an exercise price of $.51 per share, 40% of which vested immediately and the remainder which vests annually over a three year period.

We have entered into a letter agreement pursuant to which Don Hauschild serves as our Chief Information Officer and which provides for an annual base salary of $200 thousand and participation by Mr. Hauschild in the Company's 401k plan, when implemented, and all other benefits and perquisites available to senior members of management. In addition, Mr. Hauschild received options to purchase 1,500,000 shares of common stock which have an exercise price of $.51 per share, 40% of which vested immediately and the remainder which vests annually over a three year period.

The following table sets forth certain information concerning the remuneration paid by the Company for each fiscal year ended December 31, 2007 and 2006 for each officer and director.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

Name and Principal Position	Fiscal Year	Salary	Option Award	Other Compensation		Total
Lee Wiskowski, Director and Executive Vice President	2007 2006	0 0	0	$56,900 0	(1)	$56,900 0

Douglas Stukel, Director, Executive Vice President, Secretary & Treasurer	2007 2006	0 0		$56,900 0	(1)	$56,900 0

Lawrence G. Malone, Director, President and Chief Operating Officer	2007 2006	$20,000 0	$13,037	0		$33,037 0

William M. Lynes, Director, Chairman of the Board and Chief Executive Officer	2007 2006	$18,000 0		0 0		$18,000 0

Don Hauschild, Chief Information Officer	2007 2006	$18,000 0	$9,312	0		$29,312 0

Patrick J. Gainer, Chief Financial Officer	2007 2006	0 0		0 0		0 0

1)  Represents amounts paid for services rendered to the Company.  Such person did not receive a regular salary during such year.

The following table sets forth certain information concerning outstanding equity awards of the Company’s officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Larry Malone	840,000(1)	1,260,000(1)	$.51	09/19/2017
Don Hauschild	600,000(2)	900,000(2)	$.51	09/19/2017

(1)	Of 2,100,000 options, 840,000 became exercisable on September 19, 2007 and 1,260,000 will become exercisable on September 19 on each of 2008, 2009 and 2010.
(2)	Of 1,500,000 options, 600,000 became exercisable on September 19, 2007 and 300,000 will become exercisable on September 19 on each of 2008, 2009 and 2010.

Other than the remuneration discussed above, the Company has no 401(k), pension, profit sharing, stock option or similar program for the benefit of its officers, Directors or employees, nor does it have any long term incentive programs.

Director Compensation

Name	Fees Earned or Paid in Cash	Total
Richard Dent	-0-	-0-
Peter Gross	-0-	-0-
Phillip Kenny	-0-	-0-

During 2007, no outside (non-employee) Director was compensated as a Director.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership of the Company’s common stock as of December 31, 2007 by: (i) each director and executive officer of the Company (including options, warrants or other rights exercisable within 60 days), (ii) all officers and executive officers, as a group and (iii) all persons known by the Company to own more than 5% of the Company’s common stock. The table shows beneficial ownership of the common stock. Except as otherwise indicated, each shareholder named in the table has sole voting and investment power with respect to the shares beneficially owned. On December 31, 2007, there were 10,753,604 shares of common stock outstanding.

Name of Executive Officers and Directors	Amount and Nature of Beneficial Ownership	% of Class
William M. Lynes, Director, CEO and Chairman of the Board	4,275,998(1)	39.8%

Richard L. Dent, Director	368,873	3.4%

Peter Gross, Director	73,470	0.7%

Donald Hauschild, CIO	600,000(2)	5.3%

Phil Kenny, Director	0	0.0%

Lawrence G. Malone, Director, President and COO	840,000(3)	7.2%

Douglas Stukel, Director, Executive Vice President	3,759,633(4)	28.0%

Lee Wiskowski, Director, Executive Vice President	3,967,663(5)	29.0%

All Officers and Directors as a group (8 persons)	13,885,637	74.1%
John L. Meyer	1,500,000(6)	12.2%

Richard J. Rizzo	1,500,000(7)	12.2%

George Mellon	750,000(8)	6.5%

(1)	Includes 3,833,645 shares of common stock held in Tapo Ventures, LLC, of which Mr. Lynes controls and shares held by Mr. Lynes' wife.

(2)	Includes vested portion of option to acquire 1,500,000 shares of common stock.

(3)	Includes vested portion of option to acquire 2,100,000 shares of common stock.

(4)
Includes 312,500 shares of common stock held in DJS Investments II, LLC, 1,500,000 stock warrants held in DJS Investments II, LLC and 259,163 shares of common stock and 1,646,000 stock warrants held in One-Seven, LLC, each of which entities are wholly owned by Mr. Stukel.

(5)
Includes 312,500 shares of common stock held in Grander, LLC, 1,596,000 stock warrants held in Grander, L.L.C. and 1,800,000 stock warrants held in Petabyte Ventures, LLC, each of which entities are wholly owned by Mr. Wiskowski.

(6)	Consists of warrants to purchase 1,500,000 shares of common stock. Mr. Meyer’s address is 9001 Dunn Road, Hazelwood, Missouri, 63042.

(7)	Consists of warrants to purchase 1,500,000 shares of common stock. Mr. Rizzo’s address is 601Ridgefield Road, New Lenox, Illinois 60451.

(8)	Consists of warrants to purchase 750,000 shares owned or controlled by Mellon Enterprises Limited Partnership (“Mellon”). Mellon's address is 22 Hart Hills Rd., Barrington Hills, IL 60010.

Item 12. Certain Relationships and Related Transactions.

Corporate Governance

We are not a “listed company” under SEC rules. Three members of our Board may be considered “independent” pursuant to Section l0A(m)(3) of the Exchange Act.

The Company is not party to related transactions exceeding $120 thousand.

Item 13. Exhibits.

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
3.1	—	Articles of Incorporation (incorporated by reference to the Registrant’s filing with the Securities and Exchange Commission on September 2, 1980). (File No. 2-69024).
3.2	—	By-laws (incorporated by reference to the Registrant’s filing with the Securities and Exchange Commission on September 2, 1980). (File No. 2-69024).
3.3	—
Articles of Amendment to Articles of Incorporation dated as of December 17, 2007 (incorporated by reference to Exhibit 3.2 on Form 8-K and filed with the Securities and Exchange Commission on December 21, 2007). (File No. 000-09500).

3.4	—	Amendment to By-laws dated November 13, 2007 (incorporated by reference to Exhibit 3.2 on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007). (File No. 000-09500).
4.1	—
Promissory Note in favor of David Hoffman dated April 1, 2008 for $1.2M (incorporated by reference to Exhibit 4.1 on Form 8-K and filed with the Securities and Exchange Commission on April 7, 2008). (File No. 000-09500).

4.2	—	Warrant dated April 1, 2008 (incorporated by reference to Exhibit 4.2 on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008). (File No. 000-09500).
4.3	—	Warrant dated November 15, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005). (File No. 000-95000).
4.4	—	Form of Warrant dated November 5, 2007.*
4.5	—	Form of Warrant dated November 12, 2007.*
10.1	—	Office Lease Agreement dated June 5, 2007 (incorporated by reference to Exhibit 10.1 on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007). (File No. 000-09500).
10.2	—
Letter Agreement with Larry Malone dated September 19, 2007 (incorporated by reference to Exhibit 10.1 on Form 10-QSB filed with the Securities and Exchange Commission on November19, 2007). (File No. 000-09500).

10.3	—
Letter Agreement with Donald Hauschild dated September 19, 2007 (incorporated by reference to Exhibit 10.2 on Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007). (File No. 000-09500).

10.4	—	Letter Agreement with Patrick J. Gainer dated January 28, 2008*
10.5	—	CDGF Continuity Center Colocation Plus Agreement with Cyber Development Group International, LLC, dated October 1, 2007.
10.6	—
Membership Interest Purchase Agreement dated November 7, 2007 (incorporated by reference to Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007). (File No. 000-09500).

10.7	—	Master Lease and Financing Agreement dated November 21, 2007 (together with Exhibits attached thereto) and Master Lease and Financing Agreement Schedules dated December 31, 2007.*
11.1	—	Statement re: computation of per share earnings (incorporated by reference the Consolidated Financial Statements).
21.1	—	Subsidiaries.*
24.1	—	Powers of Attorney. (Contained on signature page)*
31.1	—	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	—	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.*

* filed herewith

Item 14. Principal Accountant Fees and Services.

General.

Jaspers + Hall, PC (“JH” or “Auditors”) is the Company’s principal auditing accountant firm.

Audit Fees.

JH billed the Company $8,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2007, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

JH charged the Company $9,000 for the audit of the annual financial statements of the Company for the fiscal year ended December 31, 2006, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

Audit Related Fees.

None.

Tax Fees.

There were no tax fees or other fees in 2007 or 2006 paid to Auditors or Auditor’s affiliates or the Company’s previous auditors or affiliates.

All Other Fees.

None.

The Company’s Board of Directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit year 2007 and 2006. All of the services provided by JH in 2007 were approved by the Board of Directors.

All audit work was performed by JH’s full-time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED DIGITAL STORAGE CORPORATION

Date: April 15, 2008

/s/ William M. Lynes
William M. Lynes, Chief Executive Officer (Principal Executive Officer)

We, the undersigned directors and officers of Secured Digital Storage Corporation, do hereby constitute and appoint, William M. Lynes and Patrick J. Gainer, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Act of 1933, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the aforesaid annual report on Form l0-KSB, including specifically, but without limitation, the power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including any post effective amendment(s)) hereto and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. In accordance with the requirements of the Securities Act of 1933, as amended, this report was signed by the following persons in the capacities and on the date(s) stated:

Date: April 15, 2008

/s/ Lee Wiskowski
Lee Wiskowski, Director, Executive Vice President

Date: April 15, 2008

/s/ Douglas Stukel
Douglas Stukel, Director, Executive Vice President, Treasurer and Secretary

Date: April 15, 2008

/s/ Larry Malone
Larry Malone, Director, Chief Operating Officer

Date: April 15, 2008

/s/ William M. Lynes
William M. Lynes, Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2008

/s/ Patrick J. Gainer
Patrick J. Gainer, Chief Financial Officer (Principal Accounting Officer)

Date: April 15, 2008

Peter Gross, Director

Date: April 14, 2008

Richard L. Dent, Director

Date: April 15, 2008

Phil Kenny, Director

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
3.1	—	Articles of Incorporation (incorporated by reference to the Registrant’s filing with the Securities and Exchange Commission on September 2, 1980). (File No. 2-69024).
3.2	—	By-laws (incorporated by reference to the Registrant’s filing with the Securities and Exchange Commission on September 2, 1980). (File No. 2-69024).
3.3	—
Articles of Amendment to Articles of Incorporation dated as of December 17, 2007 (incorporated by reference to Exhibit 3.2 on Form 8-K and filed with the Securities and Exchange Commission on December 21, 2007). (File No. 000-09500).

3.4	—	Amendment to By-laws dated November 13, 2007 (incorporated by reference to Exhibit 3.2 on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007). (File No. 000-09500).
4.1	—
Promissory Note in favor of David Hoffman dated April 4, 2008 for $1.2M (incorporated by reference to Exhibit 4.1 on Form 8-K and filed with the Securities and Exchange Commission on April 7, 2008). (File No. 000-09500).

4.2	—	Warrant dated April 1, 2008 (incorporated by reference to Exhibit 4.2 on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008). (File No. 000-09500).
4.3	—	Warrant dated November 15, 2005 (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005). (File No. 000-95000).
4.4	—	Form of Warrant dated November 5, 2007.
4.5	—	Form of Warrant dated November 12, 2007.
10.1	—	Office Lease Agreement dated June 5, 2007 (incorporated by reference to Exhibit 10.1 on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007). (File No. 000-09500).
10.2	—
Letter Agreement with Larry Malone dated September 19, 2007 (incorporated by reference to Exhibit 10.1 on Form 10-QSB filed with the Securities and Exchange Commission on November19, 2007). (File No. 000-09500).

10.3	—
Letter Agreement with Donald Hauschild dated September 19, 2007 (incorporated by reference to Exhibit 10.2 on Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007). (File No. 000-09500).

10.4	—	Letter Agreement with Patrick J. Gainer dated January 28, 2008.
10.5	—	CDGF Continuity Center Colocation Plus Agreement with Cyber Development Group International, LLC, dated October 1, 2007.
10.6	—
Membership Interest Purchase Agreement dated November 7, 2007 (incorporated by reference to Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007). (File No. 000-09500).

10.7	—	Master Lease and Financing Agreement dated November 21, 2007 (together with Exhibits attached thereto) and Master Lease and Financing Agreement Schedules dated December 31, 2007.
11.1	—	Statement re: computation of per share earnings (incorporated by reference the Consolidated Financial Statements).
21.1	—	Subsidiaries.
24.1	—	Powers of Attorney. (Contained on signature page).
31.1	—	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.