Form 10QSB
period 2008-03-31
Secured Digital Storage CORP
filed 2008-05-13
CIK 319040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ________________

Commission File Number: 0-9500

SECURED DIGITAL STORAGE CORPORATION
(Exact name of small business issuer as specified in its charter)

New Mexico	85-0280415
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2001 Butterfield Road, Suite 1050, Downers Grove, IL	60515
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (630) 271-8593
____________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

The number of shares outstanding of the issuer’s common stock, $.001 par value, at May 13, 2007, was 19,507,479 shares.

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.	3

Balance Sheets March 31, 2008 (unaudited) and December 31, 2007
Statements of Operations for the Three Months ended March 31, 2008 and 2007
Statements of Stockholders Equity (Deficit) March 31, 2008 (unaudited)
Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007
Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	15

Item 3.	Controls and Procedures.	17

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults upon Senior Securities.	18

Item 4.	Submission of Matters to a Vote of Security Holders.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

Signatures		19

PART I. — FINANCIAL INFORMATION

SECURED DIGITAL STORAGE CORPORATION
FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

SECURED DIGITAL STORAGE CORPORATION
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash	$406,283	$384,095
Prepaid Expenses	275,035	316,316

Total Current Assets	681,318	700,411
Noncurrent Assets
Net Fixed Assets	322,799	325,529
Other Assets	145,331	161,523

Total Noncurrent Assets	468,130	487,052
TOTAL ASSETS	$1,149,448	$1,187,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable	$637,176	$504,930
Accrued Expenses	138,975	68,519
Current Portion of Debt	573,783	480,335

Total Current Liabilities	1,349,934	1,053,784

Noncurrent Liabilities:
Long-Term Debt	286,053	314,643

Total Liabilities	1,635,987	1,368,427

Stockholders' Equity:
Common Stock, $.001 par value; 50,000,000 shares authorized; 16,826,104 issued and outstanding at March 31, 2008 and 10,753,604 shares issued and outstanding at December 31, 2007	16,826	10,754
Additional Paid-in Capital	4,608,583	3,492,548
Retained Earnings (Deficit)	(5,111,948)	(3,684,266)

Total Stockholders' Equity (deficit)	(486,539)	(180,964)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,149,448	$1,187,463

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2008	2007

Revenue:	$-	$-

Operating Expenses:
Compensation	530,237	-
Professional Services	456,990	11,948
Occupancy	39,927	-
Operating Leases	75,958	-
Depreciation	36,108	-
Other Administrative Expense	133,997	26,155
Total Operating Expenses	1,273,217	38,103

Total Operating Profit (Loss)	(1,273,217)	(38,103)

Interest Expense, net	154,465	103,500

Loss Before Taxes	(1,427,682)	(141,603)

Taxes	-	-

Net Loss	(1,427,682)	(141,603)

Per Share Information:

Weighted average number of
common shares outstanding	16,283,480	1,300,018

Net Loss per Common Share	$(0.09)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
Consolidated Statements of Cash Flows

(Indirect Method)

	Three Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities:

Net Loss	$(1,427,682)	$(141,603)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36,108	-
Stock Based Compensation Expense	56,032	-
Stock Warrant Expense Issued with Debt	148,645	-
Decrease in Prepaid Expenses	41,281	-
Decrease in Other Assets	16,192	-
Increase in Accounts Payable	132,246	(49,710)
Increase in Accrued Expenses	70,456	17,500

Net Cash Flows Used by Operations	(926,722)	(173,813)

Cash Flows from Investing Activities:

Purchase of Equipment & Leases	(33,378)	-

Cash Flows Used by Investing Activities	(33,378)	-

Cash Flows from Financing Activities:
Repayments of Debt	(114,222)	(103,000)
Issuance of Debt	30,435	280,000
Advance for Subscriptions of Common Stock	994,100	-
Exercise of Stock Warrants to Common Stock	71,975	-

Net Cash Flows Provided by Financing Activities	982,288	177,000

Net Increase (Decrease) in Cash	22,188	3,187

Cash at Beginning of Period	384,095	345

Cash at End of Period	$406,283	$3,532

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$92,000	$86,000
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION

Consolidated Stockholders’ Equity (Deficit)
March 31, 2008

	Common Stock
	# of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Totals

Balance - December 31, 2007	10,753,604	$10,754	$3,492,548	$(3,684,266)	$(180,964)

Net Loss	-	-	-	(1,427,682)	(1,427,682)
Stock Based Compensation Expense	-	-	56,032	-	56,032
Advance for Subscriptions of Common Stock	-	-	994,100	-	994,100
Proceeds from Exercise of Stock Warrants to Common Stock	6,072,500	6,072	65,903	-	71,975

Balance - March 31, 2008	16,826,104	$16,826	$4,608,583	$(5,111,948)	$(486,539)

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION

Notes to Consolidated Financial Statements
March 31, 2008

Note 1 - Presentation of Interim Information and Significant Accounting Policies:

Basis of Accounting

The accompanying consolidated financial statements include the accounts of Secured Digital Storage Corporation (SDS) and its wholly owned subsidiary Secured Digital Storage LLC (collectively the “Company”). In the opinion of management of SDS, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three-months ended March 31, 2008 and 2007, and the related cash flows for the three-months ended March 31, 2008 and 2007. All intercompany transactions have been eliminated.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which, in the opinion of management are necessary in order to make the financial statements not misleading. Interim results are not necessarily indicative of the results for a full year.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, with an original maturity of three months or less to be cash equivalents.

Property and Equipment

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

Use of Estimates

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

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company issued options during 2007 and 2008 which resulted in the recognition of stock-based compensation expense of $56,032 during the 1st quarter of 2008. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded. All stock awards granted by the Company have an exercise price based on either the 10 day trailing price or the closing market value or the value of any existing new equity offerings on date of grant of the underlying common stock.

The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model (minimum value method), assuming no expected dividends or forfeiture rate and the following assumptions:

	2008	2007
Expected volatility factor	200%	10%
Risk free interest rate	2.85	4.50%
Expected lives	5	5

The determination of the fair value of all awards is based on the above assumptions. See Note 3 for more information regarding the Company’s stock based compensation plans.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; EITF 96-18, “Accounting for EquityInstruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient.

The Company expenses the fair market value of these securities over the period in which the related services are received.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of March 31, 2008, there were 5,330,000 (Note 3) stock options and 6,152,000 stock warrants outstanding that could be converted into potential common stock. As of December 31, 2007, there were 4,100,000 stock options and 12,224,500 stock warrants outstanding that could be converted into common stock.

Fair Value of Financial Instruments

The carrying amount of cash, prepaid expenses, accounts payable, accrued expenses and debt are considered representative of their respective fair values due to the short-term nature of these financial instruments. Long term debt approximates fair value due to the interest rate on the notes approximating current rates.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Secured Digital Storage LLC had occurred as of January 1, 2007:

	Three months ended
	March 31,
	2008	2007
Net revenues	$0	$0

Net loss	$(1,427,682)	$(293,433)

Net loss per share:

Basic and diluted	$(0.09)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	16,283,480	8,800,022

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of January 1, 2007, nor are they necessarily indicative of the results that may occur in the future.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and achieve profitable operations. There is insufficient cash on hand to support current or anticipated operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although management has raised additionally debt and equity capital, the Company must continue to seek new capital to vitalize the Company.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Note 2 - Debt

Following is the summary of debt at March 31, 2008 and December 31, 2007
	3/31/2008	12/31/2007

Note payable, TAPO Ventures, LLC, related party, non-interest bearing loan, open ended	$100,000	$100,000

Short term loan, Larry Malone, related party, 8% interest per annum, due March 25, 2008	15,000	-

Short term loan, Doug Stukel, related party, non-interest bearing, due upon demand	-	75,000

Note payable, two individuals, 7% interest per annum, 750,000 warrants issued, due February 28, 2008	300,000	300,000

Debt obligation under capital lease	444,836	468,623

Total debt	859,836	943,623

Less: Contra debt for stock warrants	-	(148,645)

Net debt	859,836	794,978
Less: Current Portion	(573,783)	(480,335)

Long Term Debt	$286,053	$314,643

As of March 31, 2008, the $300,000 note payable to two individuals and the $15,000 short loan to Larry Malone were due and payable. One of the individuals representing $200,000 of the note payable has converted his loan into equity subsequent to March 31, 2008. Additionally, the $15,000 short term was repaid subsequent to March 31, 2008. The Company has had discussions to formally extend this note with the remaining debtholder.

The weighted average interest rate on the debt listed above was 8.3% as of March 31, 2008.

The aggregate principal re-payments of debt for the remaining nine months of 2008 and annual thereafter are as follows (excluding contra debt for stock warrants):

2008	$527,280
2009	165,807
2010	165,807
2011	942
Total	$859,836

Note 3 - Stock Based Compensation

During 2007 and 2008, the Company granted executives options to acquire 5,330,000 shares of common stock of the Company. In accordance with the terms of each of these option agreements (i) 40% of such options vested upon execution of the Agreement, and (ii) 20% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 2,132,000 of stock options are vested under these agreements. There have been no other stock option issuances.

The following table summarizes the activity under the stock options:

	Number of Shares	Price per Share	Weighted Average Share Price
January 1, 2007	-	-	-
2007 grants	4,100,000	$0.51	$0.51

December 31, 2007	4,100,000	0.51	0.51

2008 grants	1,230,000	0.80	0.80
March 31, 2008	5,330,000	$0.51- 0.80	$0.58

Vested Shares, March 31, 2008	2,132,000	$0.51- 0.80	$0.58

	Options	Weighted Average Grant Date Fair Value
Non Vested Shares, March 31, 2008	3,198,000	$0.27

The aggregate intrinsic value for options vested and outstanding as of March 31, 2008 totaled $475,600 and the weighted average contractual life of those options was 9.6 years. As of March 31, 2008, $1,341,214 of compensation expense remained to be recognized on the stock options. The expense will be recognized ratably over 3 years. Total compensation expense recognized under stock option grants were $56,032 and $0 for the three months ended March 31, 2008 and 2007, respectively. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved.

Note 4 - Fixed Assets

The following table summarizes the Company’s fixed assets as of March 31, 2008 and December 31, 2007:

	3/31/2008	12/31/2007
Computer Software & Equipment	$321,824	$290,674
Leasehold Improvements	30,000	30,000
Furniture and Fixtures	10,369	8,141
Gross Fixed Assets	362,193	328,815
Less: Accumulated Depreciation	(39,394)	(3,286)
	$322,799	$325,529
Note 5 - Capital Stock Transactions

The authorized capital stock of the Company was established at 50,000,000 with $.001 par value. In April 2005 the Company authorized a 1 for 50 reverse split. All shares of stock have been adjusted to reflect this reverse split. During 2007, the Company converted $933,500 of debt plus accrued interest into 1,953,582 shares of common stock. Additionally, in conjunction with the acquisition of Secured Digital Storage LLC, the Company issued 7,500,004 shares of common stock. The Company is also in the process of raising additional capital. Through December 31, 2007, the Company had received $735,000 of funds in advance of the subscription for 918,750 shares of common stock of the Company. Additionally, during the first quarter of 2008, the Company received an additional $994,100 of funds in advance for subscription for 1,242,625 shares of common stock of the Company.

In November 2005, the Company issued warrants to purchase 10,000,000 shares of common stock in the Company to LD Acquisition, LLC at an exercise price of $0.01 per share. These warrants were subsequently assigned to various individuals and entities. During 2007, the Company issued warrants to purchase 2,224,500 shares of common stock in the Company to various lenders. Of these stock warrants, 724,500 have an option price of $0.51 per share and 1,500,000 have an option price of $0.80 per share. As of December 31, 2007, none of these warrants has been exercised. During the three months ended March 31, 2008, 6,072,500 stock warrants were converted resulting in net proceeds of $71,975. The following table summarizes the stock warrants issued and outstanding:

	Issue Date	Expiration Date	Exercise Price	Granted	Exercised	Outstanding
LD Acquisition Warrants	11/15/2005	11/15/2015	$0.01	10,000,000	6,050,000	3,950,000
Conversion of Debt	9/19/2007	12/31/2012	$0.51	724,500	22,500	702,000
Notes Payable Issuance	11/12/2007	11/12/2012	$0.80	750,000	-	750,000
Personal Guarantee - Equipment	11/15/2007	11/15/2012	$0.80	750,000	-	750,000
				12,224,500	6,072,500	6,152,000

The weighted average exercise price of the stock warrants outstanding as of March 31, 2008 was $0.26 per warrant and the weighted average contractual life of the warrants was 6.6 years.

NOTE 6 - Commitments and Contingencies

As permitted under New Mexico law and the Company's charter documents, the Company will indemnify its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of March 31, 2008 or December 31, 2007.

Operating and Capital Leases: The Company has entered into certain non-cancelable operating and capital lease agreements related to office space, equipment and software. Total rent expense under operating leases was $91,612 and $0 for the three months ended March 31, 2008 and 2007, respectively. Total payments including interest made under capital leases were $40,510 and $0 for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes the fixed assets that are under capital leases:

	3/31/2008	12/31/2007
Computer Equipment	$158,980	$158,980
Purchased Software	106,657	106,657
Less Accumulated Depreciation	-	-
Net	$265,637	$265,637

Minimum remaining rental commitments under operating leases and capital leases arrangements are as follows as of March 31, 2008:

For the years ended December, 31,	Operating Leases	Capital Leases
Remaining nine months of 2007
2008	$324,133	$124,355
2009	365,388	165,807
2010	363,022	165,807
2011	68,246	942
	50,357	-
	$1,171,146	$456,911

NOTE 7 - Subsequent Events

Subsequent to March 31, 2008 and through April 11, 2008, the Company raised an additional $216,000 of capital in advance of a stock subscription offering. The shares will be issued at $0.80 per share, resulting in an additional 270,000 shares of common stock to be issued. Additionally, on April 2, 2008, $200,000 of existing debt agreed to convert into the stock offering. The additional funds brings the total capital received in advance of a stock subscription offering to $2,145,100, which will resulted in an additional 2,681,375 shares of common stock issued in April 2008.

On April 1, 2008, the Company closed on $1,200,000 of short term financing. The terms of the loan included an 18% interest rate payable monthly, a six month term, with 1,200,000 million stock warrants issued at an option price of $0.80 per share, with a 2 year term. This loan was guaranteed by a pledge of Company stock held by an entity wholly owned by an executive officer and director of the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION
Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Secured Digital Storage Corporation f/k/a Mountains West Exploration, Inc., (the “Company” or “Issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by Secured Digital Storage Corp. in those statements. Important facts that could prevent Secured Digital Storage Corp. from achieving any stated goals include, but are not limited to, the following:

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

There is no assurance that the Company will be profitable, and the Company may not be able to successfully develop the business. The Company may not be able to attract or retain qualified executives and personnel, and competition and government regulation may hinder the Company’s business attempts. Further, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in business.

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

Results of Operations for the Three-Months Ended March 31, 2008 compared to Same Period in 2007

The Company had no revenues during the three month period in 2008 or 2007. The Company incurred significant expenses during the three month period ended March 31, 2008 in conjunction with the development of the SDS business. These expenses were primarily for compensation and professional services. The compensation was for 11 individuals, including $56,032 of stock based compensation. The professional fees related to consulting fees related to the business as well as ongoing legal and accounting fees, including compliance related fees. The company incurred interest expense on debt of $154,465 compared to $103,500 during the same period last year. The current period interest included $148,645 imputed interest for the value of stock warrants issued on existing debt.

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

Changes in Financial Condition

Year to date the Company experienced a slight increase in cash position to $406,283 at quarter end compared to $384,095 at December 31, 2007. Proceeds of $994,100 from the advance of funds for subscriptions of common stock as well as $71,975 proceeds from the conversion of existing stock warrants to common stock drove the increase. Offsetting the cash infusion was cash used from operations of $926,723. The cash on hand is currently not sufficient to cover current obligations of $1,349,934.

Liquidity and Capital Resources

Year to date, the Company had an increased cash position, although it remains insufficient for any significant operations. The Company had $406,283 in cash at quarter end, with $1,349,933 of current obligations. Included in the cash balance is $150,000 of restricted cash related to guaranteeing a letter of credit issued with respect to an operating lease of computer software and equipment.

The Company does not have capital sufficient to meet the Company’s cash needs, to operate and pay existing debtservice, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, that without funds it will ultimately allow the Company to carry out its business. The Company will need to raise additional funds to continue and expand its business activities in the next twelve months.

Subsequent to March 31, 2008 and through April 11, 2008, the Company raised an additional $216,000 of capital in advance of a stock subscription offering. The shares will be issued at $0.80 per share, resulting in an additional 270,000 shares of common stock to be issued. The additional funds brings the total capital received in advance of a stock subscription offering to $2,145,100, which will result in an additional 2,681,375 shares of common stock issued in April 2008. On April 1, 2008, the Company closed on $1,200,000 of short term financing. The terms of the loan included an 18% interest rate payable monthly, a six month term, with 1.2 million stock warrants issued at an option price of $0.80 per share, with a 2 year term. This loan was guaranteed by an entity wholly owned by an executive officer and director of the Company. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be other than available to the Company to allow it to cover its expenses as they may be incurred.

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

GOING CONCERN

The Company’s auditor has issued a “going concern” qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a “going concern.” The Company has no business, limited capital, minimal cash and no other liquid assets. Management hopes to seek and obtain funding, via loans or private placements of stock to be utilized for operations, debt and to provide working capital.

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

As of March 31, 2008, the Company was in payment default under the terms of a promissory note in the amount of $100,000, which as of the date hereof has not been subsequently cured. The total amount currently due as of the date of this report is $103,433. As of March 31, 2008, the Company was also in payment default under the terms of two additional promissory notes in the aggregate amount of $215,000. The defaults have subsequently been cured and no amounts remain outstanding as of the date of this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
NONE
Item 5.	OTHER INFORMATION.
NONE
Item 6.	EXHIBITS.

31.1 302 Sarbanes-Oxley Certification
31.2 302 Sarbanes-Oxley Certification
32.1 906 Sarbanes-Oxley Certification
32.2 906 Sarbanes-Oxley Certification

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2008	/s/ William M. Lynes
William M. Lynes, Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Patrick J. Gainer
Patrick J. Gainer, Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	302 Sarbanes-Oxley Certification

31.2	302 Sarbanes-Oxley Certification

32.1	906 Sarbanes-Oxley Certification

32.2	906 Sarbanes-Oxley Certification