Form 10-Q
period 2008-06-30
Secured Digital Storage CORP
filed 2008-08-19
CIK 319040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from ____ to ____

Commission File Number: 000-9500

______________________________________

Secured Digital Storage Corporation
(Exact Name of Registrant as Specified in its Charter)

______________________________________

New Mexico	85-0280415
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 Butterfield Road, Suite 1050, Downers Grove, IL 60615
(Address of Principal Executive Offices, Zip Code)

(630-271-8593)
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2008, 19,507,479 shares of Common Stock, $.001 par value were outstanding.

SECURED DIGITAL STORAGE CORPORATION
CONTENTS TO FORM 10-Q

 PART 1 – FINANCIAL INFORMATION

SECURED DIGITAL STORAGE CORPORATION

Consolidated Balance Sheets

	(Unaudited) June 30, 2008	(Audited) December 31, 2007
ASSETS:
Current Assets:
Cash	$265,737	$384,095
Prepaid Expenses	358,451	316,316

Total Current Assets	624,188	700,411
Noncurrent Assets
Net Fixed Assets	342,694	325,529
Other Assets	138,749	161,523

Total Noncurrent Assets	481,443	487,052
TOTAL ASSETS	$1,105,631	$1,187,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable	$600,123	$504,930
Accrued Expenses	39,815	68,519
Current Portion of Debt	1,220,092	480,335

Total Current Liabilities	1,860,030	1,053,784

Noncurrent Liabilities:
Long-Term Debt	294,637	314,643

Total Liabilities	2,154,667	1,368,427

Stockholders' Equity:
Common Stock, $.001 par value; 50,000,000 shares authorized; 19,507,479 issued and outstanding at June 30, 2008 and 10,753,604 shares issued and outstanding at December 31, 2007	16,826	10,754

Additional Paid-in Capital	5,580,227	3,492,548
Retained Earnings (Deficit)	(6,646,089)	(3,684,266)

Total Stockholders' Equity (deficit)	(1,049,036)	(180,964)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,105,631	$1,187,463

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Revenue:	$-	$-

Operating Expenses:
Compensation	952,360	-
Professional Services	913,996	79,079
Occupancy	77,978	-
Operating Leases	153,783	-
Depreciation	76,282	-
Other Administrative Expense	339,247	36,543
Total Operating Expenses	2,513,646	115,622

Total Operating Profit (Loss)	(2,513,646)	(115,622)

Interest Expense, net	448,177	114,800

Loss Before Taxes	(2,961,823)	(230,422)

Taxes	-	-

Net Loss	(2,961,823)	(230,422)

Per Share Information:

Weighted average number of common shares outstanding	17,856,090	1,300,018

Net Loss per Common Share	$(0.17)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended
	June 30,
	2008	2007

Revenue:	$-	$-

Operating Expenses:
Compensation	422,123	-
Professional Services	457,006	67,131
Occupancy	38,051	-
Operating Leases	77,825	-
Depreciation	40,174	-
Other Administrative Expense	205,250	10,388
Total Operating Expenses	1,240,429	77,519

Total Operating Profit (Loss)	(1,240,429)	(77,519)

Interest Expense, net	293,712	11,300

Loss Before Taxes	(1,534,141)	(88,819)

Taxes	-	-

Net Loss	(1,534,141)	(88,819)

Per Share Information:

Weighted average number of common shares outstanding	18,888,700	1,300,018

Net Loss per Common Share	$(0.08)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
Consolidated Statements of Cash Flows

(Indirect Method) (Unaudited)
	Six Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities:

Net Loss	$(2,961,823)	$(230,422)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	76,282	-
Stock Based Compensation Expense	126,972	-
Stock Warrant Expense Issued with Debt	388,333	-
Increase in Prepaid Expenses	(19,362)	-
Increase in Accounts Payable	95,193	21,927
Increase (decrease) in Accrued Expenses	(28,705)	22,800
Net Cash Flows Used by Operations	(2,323,110)	(185,695)

Cash Flows from Investing Activities:

Purchase of Equipment & Leases	(93,446)	-
Cash Flows Used by Investing Activities	(93,446)	-

Cash Flows from Financing Activities:
Repayments of Debt	(289,627)	(353,000)
Issuance of Debt	1,305,750	538,500
Issuance of Common Stock	1,210,100	-
Exercise of Stock Warrants to Common Stock	71,975	-

Net Cash Flows Provided by Financing Activities	2,298,198	185,500

Net Increase (Decrease) in Cash	(118,358)	(195)

Cash at Beginning of Period	384,095	345

Cash at End of Period	$265,737	$150

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$48,593	$86,000
Cash Paid for Income Taxes	$–	$–
Supplemental Disclosure of Cash Flow Information
Conversion of Debt to Common Stock	$200,000	$–

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION

Consolidated Stockholders’ Equity (Deficit)
June 30, 2008
(Unaudited)

	Common Stock
	# of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Totals

Balance - December 31, 2007	10,753,604	$10,754	$3,492,548	$(3,684,266)	$(180,964)

Net Loss	-	-	-	(2,961,823)	(2,961,823)
Stock Based Compensation Expense	-	-	126,972	-	126,972
Issuance of Stock Warrants for Debt	-	-	484,704	-	484,704
Issuance of Common Stock	2,681,375	19,507	1,390,593	-	1,410,100
Proceeds from Exercise of Stock Warrants to Common Stock	19,507,479	6,072	65,903	-	71,975

Balance – June 30, 2008	16,826,104	$36,333	$5,560,720	$(6,646,089)	$(1,049,036)

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION

Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 - Presentation of Interim Information and Significant Accounting Policies:

Basis of Accounting

The accompanying consolidated financial statements include the accounts of Secured Digital Storage Corporation (SDS) and Secured Digital Storage LLC (collectively the “Company”). In the opinion of management of SDS, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three-months and six-months ended June 30, 2008 and 2007, and the related cash flows for the six-months ended June 30, 2008 and 2007. All intercompany transactions have been eliminated.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary in order to make the financial statements not misleading. Interim results are not necessarily indicative of the results for a full year.

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

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company issued options during 2007 and 2008 which resulted in the recognition of stock-based compensation expense of $126,972 during the six month period ended June 30, 2008. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded. All stock awards granted by the Company have an exercise price based on either the 10 day trailing price or the closing market value or the value of any existing new equity offerings on date of grant of the underlying common stock.

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

Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of June 30, 2008, there were 5,330,000 (Note 3) stock options and 7,377,000 stock warrants outstanding that could be converted into potential common stock. As of December 31, 2007, there were 4,100,000 stock options and 12,224,500 stock warrants outstanding that could be converted into common stock.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Secured Digital Storage LLC had occurred as of January 1, 2007:

	Six months ended
	June 30,
	2008	2007
Net revenues	$0	$0

Net loss	$(2,961,823)	$(486,412)

Net loss per share:

Basic and diluted	$(0.17)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	17,856,090	8,800,022

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of January 1, 2007, nor are they necessarily indicative of the results that may occur in the future.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and achieve profitable operations. There is insufficient cash on hand to support current or anticipated operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although management has raised additional debt and equity capital, the Company must continue to seek new capital to vitalize the Company.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Note 2 – Debt

Following is the summary of debt at June 30, 2008 and December 31, 2007

	6/30/2008	12/31/2007

Note payable, TAPO Ventures, LLC, related party, non-interest bearing loan, open ended	$82,000	$100,000

Short term loan, David Hoffman, 18% interest per annum, due October 1, 2008	1,200,000	–

Short term loan, Doug Stukel, related party, non-interest bearing, due upon demand	–	75,000

Note payable, two individuals, 7% interest per annum, 750,000 warrants issued, due February 28, 2008	–	300,000

Debt obligation under capital lease	477,745	468,623

Total debt	1,759,745	943,623

Less: Contra debt for stock warrants	(245,016)	(148,645)

Net debt	1,514,729	794,978

Less: Current Portion	(1,220,092)	(480,335)

Long Term Debt	$294,637	$314,643

The weighted average interest rate on the debt listed above was 15.3% as of June 30, 2008.

The aggregate principal re-payments of debt for the remaining six months of 2008 and annual thereafter are as follows (excluding contra debt for stock warrants):

2008	$1,361,554
2009	193,343
2010	193,343
2011	11,505
Total	$1,759,745

Note 3 – Stock Based Compensation

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

The following table summarizes the activity under the stock options:

	Number of Shares	Price per Share	Weighted Average Share Price
January 1, 2007	-	—	—
2007 grants	4,100,000	$0.51	$0.51
December 31, 2007	4,100,000	0.51	0.51

2008 grants	1,230,000	0.80	0.80
June 30, 2008	5,330,000	$0.51- 0.80	$0.58

Vested Shares, June 30, 2008	2,132,000	$0.51- 0.80	$0.58

	Options	Weighted Average Grant Date Fair Value
Non Vested Shares, June 30, 2008	3,198,000	$0.27

The aggregate intrinsic value for options vested and outstanding as of June 30, 2008 totaled $3,034,000 and the weighted average contractual life of those options was 9.3 years. As of June 30, 2008, $1,270,274 of compensation expense remained to be recognized on the stock options. The expense will be recognized ratably over 3 years. Total compensation expense recognized under stock option grants were $126,972 and $0 for the six months ended June 30, 2008 and 2007, respectively. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved.

Note 4 – Fixed Assets

The following table summarizes the Company’s fixed assets as of June 30, 2008 and December 31, 2007:

	6/30/2008	12/31/2007
Computer Software & Equipment	$381,893	$290,674
Leasehold Improvements	30,000	30,000
Furniture and Fixtures	2,228	8,141
Gross Fixed Assets	414,121	328,815
Less: Accumulated Depreciation	(71,427)	(3,286)
	$342,694	$325,529

Note 5 – Capital Stock Transactions

The authorized capital stock of the Company was established at 50,000,000 with $.001 par value. In April 2005 the Company authorized a 1 for 50 reverse split. All shares of stock have been adjusted to reflect this reverse split. During 2007, the Company converted $933,500 of debt plus accrued interest into 1,953,582 shares of common stock. Additionally, in conjunction with the acquisition of Secured Digital Storage LLC, the Company issued 7,500,004 shares of common stock. The Company is also in the process of raising additional capital. Through December 31, 2007, the Company had received $735,000 of funds in advance of the subscription for 918,750 shares of common stock of the Company. Additionally, during 2008, the Company received an additional $1,210,100 of funds in advance for subscription for 1,512,625 shares of common stock of the Company. The Company has also converted $200,000 of debt in advance for subscription of 250,000 shares of common stock of the Company. During the second quarter of 2008, the Company issued 2,681,375 shares of common stock from the advance for subscription listed above.

In November 2005, the Company issued warrants to purchase 10,000,000 shares of common stock in the Company to LD Acquisition, LLC at an exercise price of $0.01 per share. These warrants were subsequently assigned to various individuals and entities. During 2007, the Company issued warrants to purchase 2,224,500 shares of common stock in the Company to various lenders. Of these stock warrants, 724,500 have an option price of $0.51 per share and 1,500,000 have an option price of $0.80 per share. As of December 31, 2007, none of these warrants has been exercised. Through June 30, 2008 the Company had issued 1,225,000 additional warrants in 2008, with 1,200,000 having an exercise price of $0.80 per share and a two year life and 25,000 having an exercise price of $3.00 per share with a 5 year life. During the six months ended June 30, 2008, 6,072,500 stock warrants were converted resulting in net proceeds of $71,975. The following table summarizes the stock warrants issued and outstanding:

	Issue Date	Expiration Date	Exercise Price	Granted	Exercised	Outstanding
LD Acquisition Warrants	11/15/2005	11/15/2015	$0.01	10,000,000	6,050,000	3,950,000
Conversion of Debt	9/19/2007	12/31/2012	$0.51	724,500	22,500	702,000
Notes Payable Issuance	11/12/2007	11/12/2012	$0.80	750,000	-	750,000
Personal Guarantee – Equipment	11/15/2007	11/15/2012	$0.80	750,000	-	750,000
Short-term debt	4/1/2008	4/1/2010	$0.80	1,200,000	-	1,200,000
Guarantee-Equipment	4/1/2008	10/18/2012	$3.00	25,000	-	25,000
				13,449,500	6,072,500	7,377,000

The weighted average exercise price of the stock warrants outstanding as of June 30, 2008 was $0.36 per warrant and the weighted average contractual life of the warrants was 5.3 years.

NOTE 6 – Commitments and Contingencies

As permitted under New Mexico law and the Company's charter documents, the Company will indemnify its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of June 30, 2008 or December 31, 2007.

Operating and Capital Leases: The Company has entered into certain non-cancelable operating and capital lease agreements related to office space, equipment and software. Total rent expense under operating leases was $339,954 and $0 for the six months ended June 30, 2008 and 2007, respectively. Total payments including interest made under capital leases were $85,167 and $0 for the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes the fixed assets that are under capital leases:

	6/30/2008	12/31/2007
Computer Equipment	$174,417	$158,980
Purchased Software	166,726	106,657
Less Accumulated Depreciation	(47,755)	-
Net	$293,388	$265,637

Minimum remaining rental commitments under operating leases and capital leases arrangements are as follows as of June 30, 2008:

For the years ended December, 31,	Operating Leases	Capital Leases
Remaining six months of 2008	$354,093	$96,671
2008	377,948	193,343
2009	375,582	193,343
2010	72,703	11,504
2011	50,357	-
	$1,230,683	$494,861

The Capital leases payments include $17,116 of imputed interest on the lease.

NOTE 7 – Subsequent Events

On August 12, 2008, the Board of Directors of the Company approved the immediate suspension of all salaries to all officers. Three such executives, Messrs. Malone, Gainer and Hauschild, are parties to certain employment letters and have agreed to modify or waive the provisions in such letters related to payment of salary. On August 14, 2008, the Company terminated all non-officer employees. There were five non-officer employees in total. The Company has outstanding compensation due to such employees and may be subject to claims for such wages, including claims under the Illinois Wage Payment and Collection Act. The Company continues to attempt to raise additional capital. No assurance can be made that these efforts will be successful.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-Q contains forward-looking statements. The presentation of future aspects of Secured Digital Storage Corporation f/k/a Mountains West Exploration, Inc., (the “Company” or “Issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Secured Digital Storage Corporation’s actual results to be materially different from any future results expressed or implied by Secured Digital Storage Corporation in those statements. Important facts that could prevent Secured Digital Storage Corporation from achieving any stated goals include, but are not limited to, the following:

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

  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-KSB filed by the Company in 2008 and any Current Reports on Form 8-K filed by the Company.

Changes in Financial Condition

The Company’s cash position at June 30, 2008 has been reduced by $118,358 since December 31, 2007 despite the issuance of an net additional debt from cash of $1,016,123 and the proceeds of $1,210,100 in proceeds for the advance of funds for subscriptions of common stock as well as $71,975 proceeds from the conversion of existing stock warrants to common stock. The continuing funding of the operating expenses of the business with no revenues is causing the cash drain from the business. The cash on hand is currently not sufficient to cover current obligations of $1,860,030.

Results of Operations for the Three-Months and Six-Months Ended June 30, 2008 compared to Same Period in 2007

The Company has had no revenues during the 2008 or 2007. Since acquiring Secured Digital Storage, LLC in the fourth quarter of 2007, the Company has incurred significant expenses to fund the operations, including compensation, professional fees and costs of capital and operating leases. The Company has also incurred substantially higher interest expense on its debt due to higher levels of debt, higher interest on the debt as well as the cost of warrants incurred on the issuance of the debt instruments. The current period interest included $388,333 imputed interest for the value of stock warrants issued on existing debt.

Liquidity and Capital Resources

Year to date, the Company had $265,737of cash. This cash position is insufficient for any significant operations. As of June 30, 2008, the Company had $1,860,030 of current obligations as well as ongoing operation costs of operating leases. Included in the cash balance is $150,000 of restricted cash related to guaranteeing a letter of credit issued with respect to an operating lease of computer software and equipment.

The Company does not have capital sufficient to meet the Company’s cash needs, to operate and pay existing debt service, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of capital and customers has been a sufficient impediment from accomplishing the goal of expanding its operations. There is no assurance, that without funds it will ultimately allow the Company to carry out its business. The Company will need to raise additional funds to continue and expand its business activities in the next twelve months.

Irrespective of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

The Company’s auditor has issued a “going concern” qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a “going concern.” The Company currently has no viable business, limited capital, minimal cash and no other liquid assets. Management is currently seeking options to its business model. Without new operating funds, the Company cannot meet its current obligations.

SUBSEQUENT EVENTS

On August 12, 2008, the Board of Directors of the Company approved the immediate suspension of all salaries to all officers. Three such executives, Messrs. Malone, Gainer and Hauschild, are parties to certain employment letters and have agreed to modify or waive the provisions in such letters related to payment of salary. On August 14, 2008, the Company terminated all non-officer employees. There were five non-officer employees in total. The Company has outstanding compensation due to such employees and may be subject to claims for such wages, including claims under the Illinois Wage Payment and Collection Act. The Company continues to attempt to raise additional capital. No assurance can be made that these efforts will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED DIGITAL STORAGE CORPORATION
(Registrant)
Date: August 19, 2008	By:	/s/ William M. Lynes
William M. Lynes Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 19, 2008	By:	/s/ Patrick J. Gainer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.