Form 10KSB/A
period 2007-12-31
Secured Digital Storage CORP
filed 2008-10-23
CIK 319040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

$.001 Par Value Common Stock
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold (based on a market value of $0.51 per share as of October 20, 2008) was $5,592,272.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
19,507,479 shares of common stock, $.001 par value, were outstanding as of October 20, 2008.

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 of Secured Digital Storage Corporation and filed with the Securities and Exchange commission on April 15, 2008 (as so amended, the “Form 10-KSB”) amends (i) the financial statements, as the Balance Sheet had the Cash line inadvertently deleted from the initial filing, (ii) Item 8A(T) Controls and Procedures and (iii) the Certifications from our Principal Executive Officer and Principal Financial Officer as required by Rules 13a-15(e) and 15d-15(e).

SECURED DIGITAL STORAGE CORPORATION

Table of Contents

Item 7.	Financial Statements.	4
Item 8A(T).	Controls and Procedures.	14
Item 13.	Exhibits.	16

Signatures
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

SECURED DIGITAL STORAGE CORPORATION
F/K/A MOUNTAINS WEST EXPLORATION, INC.
FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

4

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

JASPERS + HALL, PC
Denver, Colorado
April 15, 2008

/s/ JASPERS + HALL, PC

SECURED DIGITAL STORAGE CORPORATION
F/K/A MOUNTAINS WEST EXPLORATION INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS:
Current Assets:
Cash and cash equivalents	384,095	345
Prepaid Expenses	316,316	–
Total Current Assets	700,411	345
Noncurrent Assets
Net Fixed Assets	325,529	–
Other Assets	161,523	–

Total Noncurrent Assets	487,052	–
TOTAL ASSETS	$1,187,463	$345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable	$504,930	$103,381
Accrued Expenses	68,519	25,133
Current Portion of Debt	480,335	103,000

Total Current Liabilities	1,053,784	231,514

Noncurrent Liabilities
Long-Term Debt	314,643	647,500

Total Liabilities	1,368,427	879,014

Stockholders' Equity:

Common Stock, no par value; 50,000,000 shares authorized; 10,753,604 issued and outstanding at December 31, 2007 and 1,300,018 shares issued and outstanding at December 31, 2006	3,132,326	1,582,786
Additional Paid-in Capital	370,976	–
Retained Earnings (Deficit)	(3,684,266)	(2,461,455)

Total Stockholders' Equity (deficit)	(180,964)	(878,669)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,187,463	$345

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

NOTE 8– Commitments and Contingencies

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

NOTE 9 –Subsequent Events

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

Item 8A(T). Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decision regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

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

Based upon our evaluation the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2007 as we determined upon post filing review that the required internal control over financial reporting report was not included in the original filing properly in accordance with the form prescribed in Rule 308T of Regulation SB.

Management Report On Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers. We carried out an evaluation of the effectiveness of the design and operation of our internal controls over financial reporting as of December 31, 2007. This evaluation was carried out under the framework defined in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and with the participants of our CEO and CFO along with professional assistance.

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. We have limited staff for preparing and reviewing financial reporting which contributed to our not fully complying with disclosure requirements for reporting internal controls over financial reporting in the original filing. We have performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principals. Accordingly, management believes the consolidated financial statements and notes thereto included in this Form 10-KSB fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

There were changes in internal control over financial reporting during our most recent fiscal quarter that have materially affected our internal control over financial reporting due to the Company acquiring Secured Digital Storage during the 4th quarter of 2007. At the time of the acquisition, we had limited staff for internal checks of records. During the 4th quarter of 2007, we instituted formal review and approval controls where we instituted written approval procedures requiring all financial activity to be submitted to and reviewed by Executive Management and the Board of Directors. We feel these additional procedures enhanced controls over spending and commitments, including the acquisition of the new business and start-up of operations and feel that the weakness due to limited staffing is not a significant deficiency or material weakness.

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

Item 13. Exhibits

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

10.4	—	Letter Agreement with Patrick J. Gainer dated January 28, 2008.*
10.5	—	CDGF Continuity Center Colocation Plus Agreement with Cyber Development Group International, LLC, dated October 1, 2007.
10.6	—
Membership Interest Purchase Agreement dated November 7, 2007 (incorporated by reference to Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007). (File No. 000-09500).

10.7	—	Master Lease and Financing Agreement dated November 21, 2007 (together with Exhibits attached thereto) and Master Lease and Financing Agreement Schedules dated December 31, 2007.*
11.1	—	Statement re: computation of per share earnings (incorporated by reference the Consolidated Financial Statements).
21.1	—	Subsidiaries.*
24.1	—	Powers of Attorney. (Contained on signature page).*
31.1	—	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	—	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.**

* previously filed
** filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED DIGITAL STORAGE CORPORATION

Date: October 23, 2008

/s/ William M. Lynes	/s/ Patrick J. Gainer
William M. Lynes, Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Patrick J. Gainer, Chief Financial Officer (Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: October 23, 2008

/s/ William M. Lynes
William M. Lynes, Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

*
Lee Wiskowski, Director, Executive Vice President

*
Douglas Stukel, Director, Executive Vice President, Treasurer and Secretary

*
Larry Malone, Director, Chief Operating Officer

*
Richard L. Dent, Director

*
Phil Kenny, Director

Dave Beamish, Director

* By:     /s/ William M. Lynes

William M. Lynes, Attorney-in-Fact

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

10.4	—	Letter Agreement with Patrick J. Gainer dated January 28, 2008.*
10.5	—	CDGF Continuity Center Colocation Plus Agreement with Cyber Development Group International, LLC, dated October 1, 2007.
10.6	—
Membership Interest Purchase Agreement dated November 7, 2007 (incorporated by reference to Exhibit 2.1 on Form 8-K filed with the Securities and Exchange Commission on November 15, 2007). (File No. 000-09500).

10.7	—	Master Lease and Financing Agreement dated November 21, 2007 (together with Exhibits attached thereto) and Master Lease and Financing Agreement Schedules dated December 31, 2007.*
11.1	—	Statement re: computation of per share earnings (incorporated by reference the Consolidated Financial Statements).
21.1	—	Subsidiaries.*
24.1	—	Powers of Attorney. (Contained on signature page).*
31.1	—	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	—	Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.**

* previously filed
** filed herewith