Form 10-Q/A
period 2008-06-30
Secured Digital Storage CORP
filed 2008-11-17
CIK 319040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of November 13, 2008, 19,507,479 shares of Common Stock, $.001 par value were outstanding.

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 of Secured Digital Storage Corporation and filed with the Securities and Exchange Commission on August 19, 2008 (as so amended, the “Form 10-Q”) amends (i) Item 4T-Controls and Procedures and (ii) the Certifications from our Principal Executive Officer and Principal Financial Officer as required by Rules 13a-15(e) and 15d-15(e).

SECURED DIGITAL STORAGE CORPORATION
CONTENTS TO FORM 10-Q

Page
PART I	FINANCIAL INFORMATION

Item 4T.	Controls and Procedures	4

PART II	OTHER INFORMATION

Item 6.	Exhibits	5

Signatures		6

Exhibit Index		7

Part I.  Financial Information
ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over Financial Reporting.

Part II.  Other Information

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

SECURED DIGITAL STORAGE CORPORATION
(Registrant)
Date: November 17, 2008	By:	/s/ William M. Lynes
William M. Lynes Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 17, 2008	By:	/s/ Patrick J. Gainer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.