Form 10-Q
period 2008-09-30
Secured Digital Storage CORP
filed 2008-11-19
CIK 319040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

As of November 12, 2008, 19,507,479 shares of Common Stock, $.001 par value were outstanding.

SECURED DIGITAL STORAGE CORPORATION
CONTENTS TO FORM 10-Q

 PART 1 – FINANCIAL INFORMATION

SECURED DIGITAL STORAGE CORPORATION

Consolidated Balance Sheets

	(Unaudited) September 30, 2008	(Audited) December 31, 2007
ASSETS:
Current Assets:
Cash	$163,057	$384,095
Prepaid Expenses	-	316,316

Total Current Assets	163,057	700,411
Noncurrent Assets
Net Fixed Assets	39,044	325,529
Other Assets	332,000	161,523

Total Noncurrent Assets	371,044	487,052

TOTAL ASSETS	$534,101	$1,187,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable	$596,191	$504,930
Accrued Expenses	1,186,830	68,519
Current Portion of Debt	1,804,387	480,335

Total Current Liabilities	3,587,408	1,053,784

Noncurrent Liabilities:
Long-Term Debt	-	314,643

Total Liabilities	3,587,408	1,368,427

Stockholders' Equity:
Common Stock, $.001 par value; 50,000,000 shares authorized; 19,507,479 issued and outstanding at September 30, 2008 and 10,753,604 shares issued and outstanding at December 31, 2007	19,507	10,754

Additional Paid-in Capital	5,649,266	3,492,548
Retained Earnings (Deficit)	(8,722,080)	(3,684,266)

Total Stockholders' Equity (deficit)	(3,053,307)	(180,964)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$534,101	$1,187,463

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Revenue:	$27,750	$-

Operating Expenses:
Compensation	1,317,079	2,718
Professional Services	955,456	108,658
Occupancy	156,238	-
Operating Leases	232,950	-
Depreciation	114,923	-
Other Administrative Expense	1,576,688	61,676
Total Operating Expenses	4,353,334	173,052

Total Operating Profit (Loss)	(4,325,584)	(173,052)

Interest Expense, net	712,230	203,119

Loss Before Taxes	(5,037,814)	(376,171)

Taxes	-	-

Net Loss	$(5,037,814)	$(376,171)

Per Share Information:

Weighted average number of common shares outstanding	18,231,228	1,385,576

Net Loss per Common Share	$(0.28)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenue:	$27,750	$-

Operating Expenses:
Compensation	364,719	2,718
Professional Services	41,460	29,579
Occupancy	78,260	-
Operating Leases	79,167	-
Depreciation	38,641	-
Other Administrative Expense	1,237,441	26,247
Total Operating Expenses	1,839,688	58,544

Total Operating Profit (Loss)	(1,811,938)	(58,544)

Interest Expense, net	264,053	88,319

Loss Before Taxes	(2,075,991)	(146,863)

Taxes	-	-

Net Loss	$(2,075,991)	$(146,863)

Per Share Information:

Weighted average number of common shares outstanding	19,507,479	1,554,833

Net Loss per Common Share	$(0.11)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION
Consolidated Statements of Cash Flows

(Indirect Method) (Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities:

Net Loss	$(5,037,814)	$(376,171)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	115,973	-
Stock Based Compensation Expense	198,692	2,718
Stock Warrant Expense Issued with Debt	633,349	73,426
Write-off of Development Center Assets	1,080,105
Increase in Prepaid Expenses	204,429	-
Increase in Accounts Payable	136,371	60,743
Increase (decrease) in Accrued Expenses	198,464	53,588
Net Cash Flows Used by Operations	(2,470,431)	(185,696)

Cash Flows from Investing Activities:

Purchase of Equipment & Leases	(93,447)	-
Cash Flows Used by Investing Activities	(93,447)	-

Cash Flows from Financing Activities:
Repayments of Debt	(352,985)	(353,000)
Issuance of Debt	1,413,750	738,500
Issuance of Common Stock	1,210,100	-
Exercise of Stock Warrants to Common Stock	71,975	-

Net Cash Flows Provided by Financing Activities	2,342,840	385,500

Net Increase (Decrease) in Cash	(221,038)	199,804

Cash at Beginning of Period	384,095	345

Cash at End of Period	$163,057	$200,149

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$87,570	$92,000
Cash Paid for Income Taxes	$–	$–
Supplemental Disclosure of Cash Flow Information
Conversion of Debt to Common Stock	$200,000	$–
Common Stock Committed for Subscription for Debt	$-	$933,500

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION

Consolidated Stockholders’ Equity (Deficit)
September 30, 2008
(Unaudited)

	Common Stock		Additional	Retained
	# of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Totals

Balance - December 31, 2007	10,753,604	$10,754	$3,492,548	$(3,684,266)	$(180,964)

Net Loss	-	-	-	(5,037,814)	(5,037,814)
Stock Based Compensation Expense	-	-	198,692	-	198,692
Issuance of Stock Warrants for Debt	-	-	484,704	-	484,704
Issuance of Common Stock	2,681,375	2,681	1,407,419	-	1,410,100
Proceeds from Exercise of Stock Warrants to Common Stock	6,072,500	6,072	65,903	-	71,975

Balance – September 30, 2008	19,507,479	$19,507	$5,649,266	$(8,722,080)	$(3,053,307)

The accompanying notes are an integral part of these consolidated financial statements

SECURED DIGITAL STORAGE CORPORATION

Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 1 - Presentation of Interim Information and Significant Accounting Policies:

Basis of Accounting

The accompanying consolidated financial statements include the accounts of Secured Digital Storage Corporation (SDS) and Secured Digital Storage LLC (collectively the “Company”). In the opinion of management of SDS, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three-months and nine-months ended September 30, 2008 and 2007, and the related cash flows for the nine-months ended September 30, 2008 and 2007. All intercompany transactions have been eliminated.

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

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company issued options during 2007 and 2008 which resulted in the recognition of stock-based compensation expense of $198,692 during the nine month period ended September 30, 2008 and $2,718 during the nine month period ended September 30, 2007. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded. All stock awards granted by the Company have an exercise price based on either the 10 day trailing price or the closing market value or the value of any existing new equity offerings on date of grant of the underlying common stock.

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

Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of September 30, 2008, there were 5,330,000 (Note 3) stock options and 7,377,000 stock warrants outstanding that could be converted into potential common stock. As of December 31, 2007, there were 4,100,000 stock options and 12,224,500 stock warrants outstanding that could be converted into common stock.

Fair Value of Financial Instruments

The carrying amount of cash, prepaid expenses, other assets, accounts payable, accrued expenses and debt are considered representative of their respective fair values due to the short-term nature of these financial instruments. Long term debt approximates fair value due to the interest rate on the notes approximating current rates.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Secured Digital Storage LLC had occurred as of January 1, 2007:

	Nine months ended
	September 30,
	2008	2007
Net revenues	$0	$0

Net loss	$(5,037,814)	$(717,112)

Net loss per share:

Basic and diluted	$(0.28)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	18,231,228	8,885,580

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Note 2 – Debt

Following is the summary of debt at September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007

Note payable, TAPO Ventures, LLC, related party, non-interest bearing loan, open ended	$64,000	$100,000

Short term loan, David Hoffman, 18% interest per annum, due October 1, 2008	1,200,000	–

Short term loan, sr. management, related parties, non-interest bearing, due upon demand	23,000

Short term loan, unrelated party, stated interest of $5,000, due upon demand	85,000

Short term loan, Doug Stukel, related party, non-interest bearing, due upon demand	–	75,000

Note payable, two individuals, 7% interest per annum, 750,000 warrants issued, due February 28, 2008	–	300,000

Debt obligation under capital lease	432,387	468,623

Total debt	1,804,387	943,623

Less: Contra debt for stock warrants	–	(148,645)

Net debt	1,804,387	794,978

Less: Current Portion	(1,804,387)	(480,335)

Long Term Debt	$-	$314,643

The weighted average interest rate on the debt listed above was 15.5% as of September 30, 2008.

The aggregate principal re-payments of debt for the remaining three months of 2008 and annual thereafter are as follows (excluding contra debt for stock warrants):

2008	$1,417,636
2009	185,371
2010	190,033
2011	11,348
Total	$1,804,387

Note 3 – Stock Options

During 2007 and 2008, the Company granted executives options to acquire 5,330,000 shares of common stock of the Company. In accordance with the terms of each of these option agreements (i) 40% of such options vested upon execution of the Agreement, and (ii) 20% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 2,952,000 of stock options are vested under these agreements. There have been no other stock option issuances.

The following table summarizes the activity under the stock options:

	Number of Shares	Price per Share	Weighted Average Share Price
January 1, 2007	-	—	—
2007 grants	4,100,000	$0.51	$0.51
December 31, 2007	4,100,000	0.51	0.51

2008 grants	1,230,000	0.80	0.80
September 30, 2008	5,330,000	$0.51- 0.80	$0.58

Vested Shares, September 30, 2008	2,952,000	$0.51- 0.80	$0.56

	Options	Weighted Average Grant Date Fair Value
Non Vested Shares, September 30, 2008	2,378,000	$0.60

The aggregate intrinsic value for options vested and outstanding as of September 30, 2008 totaled $3,075,000 and the weighted average contractual life of those options was 9.0 years. As of September 30, 2008, $1,198,555 of compensation expense remained to be recognized on the stock options. The expense will be recognized ratably over 3 years. Total compensation expense recognized under stock option grants were $198,692 and $0 for the nine months ended September 30, 2008 and 2007, respectively. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved.

Note 4 – Fixed Assets

The following table summarizes the Company’s fixed assets as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Computer Software & Equipment	$38,692	$290,674
Leasehold Improvements	30,000	30,000
Furniture and Fixtures	2,228	8,141
Gross Fixed Assets	70,920	328,815
Less: Accumulated Depreciation	(31,876)	(3,286)
	$39,044	$325,529

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

In November 2005, the Company issued warrants to purchase 10,000,000 shares of common stock in the Company to LD Acquisition, LLC at an exercise price of $0.01 per share. These warrants were subsequently assigned to various individuals and entities. During 2007, the Company issued warrants to purchase 2,224,500 shares of common stock in the Company to various lenders. Of these stock warrants, 724,500 have an option price of $0.51 per share and 1,500,000 have an option price of $0.80 per share. As of December 31, 2007, none of these warrants has been exercised. Through September 30, 2008 the Company had issued 1,225,000 additional warrants in 2008, with 1,200,000 having an exercise price of $0.80 per share and a two year life and 25,000 having an exercise price of $3.00 per share with a 5 year life. During the nine months ended September 30, 2008, 6,072,500 stock warrants were converted resulting in net proceeds of $71,975. The following table summarizes the stock warrants issued and outstanding:

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

The weighted average exercise price of the stock warrants outstanding as of September 30, 2008 was $0.36 per warrant and the weighted average contractual life of the warrants was 5.1 years.

NOTE 6 – Commitments and Contingencies

As permitted under New Mexico law and the Company's charter documents, the Company will indemnify its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of September 30, 2008 or December 31, 2007.

Operating and Capital Leases: The Company has entered into certain non-cancelable operating and capital lease agreements related to office space, equipment and software. Total rent expense under operating leases was $486,465 and $0 for the nine months ended September 30, 2008 and 2007, respectively. Total payments including interest made under capital leases were $133,503 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes the fixed assets that are under capital leases:

	September 30, 2008	December 31, 2007
Computer Equipment	$-	$158,980
Purchased Software	-	106,657
Less Accumulated Depreciation	-	-
Net	$-	$265,637

Minimum remaining rental commitments under operating leases and capital leases arrangements are as follows as of September 30, 2008:

For the years ended December, 31,	Operating Leases	Capital Leases
Remaining three months of 2008	$207,581	$48,336
2008	377,948	193,343
2009	375,582	193,343
2010	72,703	11,543
2011	50,358	-
	$1,084,172	$446,565

The Capital leases payments include $14,177 of imputed interest on the lease.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-Q contains forward-looking statements. The presentation of future aspects of Secured Digital Storage Corporation, (the “Company” or “Issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

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

Changes in Financial Condition

The Company’s cash position at September 30, 2008 has been reduced by $221,038 since December 31, 2007 despite the issuance of a net addition of debt of $1,072,965 and the proceeds of $1,210,100 in proceeds for the advance of funds for subscriptions of common stock as well as $71,975 proceeds from the conversion of existing stock warrants to common stock. The continuing funding of the operating expenses of the business with no revenues is causing the reduction in cash. During the 3rd quarter the company terminated all non senior management personnel and eliminated salaries for those remaining senior executives. The cash on hand is currently not sufficient to cover current obligations of $3,590,017, including $223,033 of accrued payroll. Additionally, the Company does not currently have the funds to continue paying the capital and operating leases with HP Fincial Services. However, the Company is still seeking ways to fund this liability along with other remaining liabilities.

As of October 1, 2008, $1,200,000 of debt financing became due. We are continuing discussions with the lender in order to develop a plan to repay this obligation. However, no conclusions have been derived from these discussions.

Results of Operations for the Three-Months and Nine-Months Ended September 30, 2008 compared to Same Period in 2007

The Company had no revenue during 2007 and recorded only $27,750 of revenues in 2008, all of which were consulting revenues recognized and paid during the third quarter of 2008. These revenues were unrelated to the primary business of providing managed storage for enterprises. Since acquiring Secured Digital Storage, LLC in the fourth quarter of 2007, the Company has incurred significant expenses to fund the operations, including compensation, professional fees and costs of capital and operating leases. The Company has also incurred substantially higher interest expense on its debt due to higher levels of debt, higher interest on the debt as well as the cost of warrants incurred on the issuance of the debt instruments. The interest for the nine month period ended September 30, 2008 included $633,349 of imputed interest for the value of stock warrants issued on existing debt compared to $73,426 in the comparable period last year.

Liquidity and Capital Resources

As of September 30, 2008 the Company had $163,057 of cash. Included in the cash balance is $150,000 of restricted cash related to guaranteeing a letter of credit issued with respect to a lease of computer software and equipment. Excluding the restricted cash, there was only $13,057 of cash, which is insufficient for any significant operations. As of September 30, 2008, the Company had $3,587,408 of current obligations, including the accrual of the lease payments for computer software and equipment, where the value of the remaining lease obligations, net of the estimated net realizable value, was recognized in the results of operations during the 3rd quarter of 2008. Additionally, the Company has other recurring obligations that it currently is not able to meet.

The Company does not have capital sufficient to meet the Company’s cash needs, to operate and pay existing debt service, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company is currently seeking alternatives to its funding sources, either through loans or equity placements to cover such cash needs. Lack of capital and customers has been a sufficient impediment from accomplishing the goal of expanding its operations. There is no assurance the Company will be able to carry out its business without additional funding. The Company will need to raise additional funds to continue and expand its business activities in the next twelve months.

Irrespective of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

The Company’s auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended December 31, 2007. There is substantial doubt about the ability of the Company to continue as a “going concern.” The Company currently has no viable business, limited capital, minimal cash and no other liquid assets. Management is currently seeking options to its business model. Without new operating funds, the Company cannot meet its current obligations.

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

Internal Control over Financial Reporting

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, on April 1, 2008, David Hoffman (the “Lender”) made a loan to the Company in the amount of one million two hundred thousand dollars ($1,200,000.00) (the “Loan”). In connection with the Loan, the Company issued a promissory note to the Lender in the amount of $1,200,000 (the “Note”). The outstanding principal and accrued interest under the Note was due and payable on September 30, 2008 (“the Maturity Date”). Prior to the Maturity Date, or the Loan’s otherwise becoming due, interest shall accrue on the outstanding principal balance of the Loan at an annual interest rate (the “Interest Rate”) equal to eighteen percent (18%). The Company has failed to make the interest payment due on September 1, 2008 and has failed to make the payment of all outstanding principal and accrued interest upon the Maturity Date. The total amount of each default is $18,000 for the September interest payment, and $1,236,000 (including the previously unpaid interest) for the total Maturity Date Payment. The total arrearage as on the date hereof is $1,254,000. The Company is in discussion with this Lender in order to develop a plan to repay this obligation. However, no conclusions have been derived from these discussions.

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

SECURED DIGITAL STORAGE CORPORATION
(Registrant)

Date: November 19, 2008	By:	/s/ William M. Lynes
William M. Lynes Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ Patrick J. Gainer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.